Form 10-Q
period 2009-03-31
TAI PAN HOLDING, INC.
filed 2009-05-26
CIK 1411164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: March 31, 2009

Or

[__]	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from ______________ to _______________

Commission File Number: 000-53148

TAI PAN HOLDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0904488
(State or other jurisdiction of incorporation of origination)	(I.R.S. Employer Identification Number)

99 S Lake Avenue, Suite 208 Pasadena, California	91101
(Address of principal executive offices)	(Zip code)

(626) 577-8300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [__] No [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 81,000,000 issued and outstanding as of May 22, 2009.

Transitional Small Business Disclosure Form (Check one): Yes [   ] No [X]

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Tai Pan Holding, Inc.
(Formerly known as Unicapital Acquisition Corp.)
(A Development Stage Company)
Balance Sheets

	March 31,
	2009	December 31,
	(unaudited)	2008
ASSETS
Current assets
Cash	$13,091	$27,932
Accounts receivable	9,448	1,092
Other receivables	1,216	30,764
Inventories	35,474	116,201
Total current assets	59,229	175,989

Property and equipment - net	50,058	58,647
Other assets	13,287	315,901
Total assets	$122,574	$550,537

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$8,590	$8,035
Accrued liabilities	123,217	136,321
Note payable to related party	73,954	112,564
Line of credit	-	299,940
Other current liabilities	1,164	28,484
Total current liabilities	206,925	585,344

Stockholders' deficit
Preferred stock: $0.01 par value, 20,000,000 shares authorized; none issued	-	-
Common stock: $0.01 par value; 300,000,000 shares authorized; 81,000,000 and 78,000,000 issued in 2009 and 2008, respectively	810,000	780,000
Additional paid-in capital	502,500	382,500
Deficit	(1,396,851)	(1,197,307)
Total stockholders' deficit	(84,351)	(34,807)

Total liabilities and stockholders' deficit	$122,574	$550,537

See notes to the financial statements.

Tai Pan Holding, Inc.
(Formerly known as Unicapital Acquisition Corp.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

			Period from
	Three	Three	September 5, 2007
	months ended	months ended	(inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

Revenues	$123,058	$-	$304,264

Cost of sales	115,542	-	251,633

Gross profit	7,516	-	52,631

Operating expenses
Sales and marketing	18,032	12,030	140,424
Research and development	-	89,526	337,489
General and administrative	183,168	203,684	961,170
Total operating expenses	201,200	305,240	1,439,083

Loss from operations	(193,684)	(305,240)	(1,386,452)

Other income (expense)
Interest income	1,252	2,639	13,672
Finance charges	(3,318)	-	(18,100)
Franchise Taxes	(904)	(510)	(1,414)
Miscellaneous expenses	(2,890)	-	(4,557)

Net loss	$(199,544)	$(303,111)	$(1,396,851)

Basic and diluted loss per common share	*	*

Basic and diluted weighted average common shares outstanding	80,000,000	78,000,000

* Less than $0.01.

See notes to the financial statements.

Tai Pan Holding, Inc.
(Formerly known as Unicapital Acquisition Corp.)
(A Development Stage Company)
Statements of Stockholders’ Deficit
(Unaudited)

			Additional	Retained	Total
	Common Stock		paid-in	Earnings	Stockholders'
	Shares	Amount	capital	Deficit	deficit

Balance, September 5, 2007	-	$-	$-	$-	$-

Issuance of stock for cash at $0.01
per share in September 2007	75,000,000	750,000	-	-	750,000

Net loss	-	-	-	(126,101)	(126,101)

Balance, December 31, 2007	75,000,000	$750,000	$-	$(126,101)	$623,899

Issuance of stock for cash at $0.0125
per share in December 2008	3,000,000	30,000	7,500	-	37,500

Recognition of stock based compensation	-	-	375,000	-	375,000

Net loss	-	-	-	(1,071,206)	(1,071,206)

Balance, December 31, 2008	78,000,000	$780,000	$382,500	$(1,197,307)	$(34,807)

Issuance of stock for cash at $0.025
per share in January 2009	3,000,000	30,000	45,000	-	75,000

Recognition of stock based compensation	-	-	75,000	-	75,000

Net loss	-	-	-	(199,544)	(199,544)

Balance, March 31, 2009	81,000,000	$810,000	$502,500	$(1,396,851)	$(84,351)

See notes to the financial statements.

Tai Pan Holding, Inc.
(Formerly known as Unicapital Acquisition Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Period from
	Three	Three	September 5, 2007
	months ended	months ended	(inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

Operating activities
Net loss	$(199,544)	$(303,111)	$(1,396,851)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,717	3,437	51,476
Non-cash stock based compensation	75,000	37,500	450,000
Changes in operating assets and liabilities:
Prepaid expenses	-	(10,599)	-
Accounts receivable	(8,356)	-	(9,448)
Other receivables	29,548	(600)	(1,216)
Inventories	80,727	-	(35,474)
Other asssets	302,614	(300,000)	(13,287)
Accounts payable	555	679	8,590
Other current liabilities	(27,320)	-	1,164
Accrued liabilities	(13,104)	178	123,217
Net cash provided by (used in) operating activities	245,837	(572,516)	(821,829)

Investing activities
Proceeds from sale of property and equipment	2,872	-	2,872
Purchase of property and equipment	-	(71,679)	(104,407)
Net cash provided by (used in) investing activities	2,872	(71,679)	(101,535)

Financing activities
Payment of line of credit	(299,940)	-	-
Proceeds from issuance (payment of) of note payable	(38,610)	120,000	73,955
Proceeds from issuance of common stock	75,000	500,000	862,500
Net cash provided by (used in) financing activities	(263,550)	620,000	936,455

Net change in cash	(14,841)	(24,195)	13,091

Cash, beginning of year	27,932	98,321	-
Cash, end of year	$13,091	$74,126	$13,091

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$2,946	$-	$17,728

See notes to the financial statements.

Tai Pan Holding, Inc.
(Formerly known as Unicapital Acquisition Corp.)
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 1                 BASIS OF PRESENTATION

Tai Pan Holding, Inc. (formerly known as Unicapital Acquisition Corp.) (the “Company”) was incorporated in the state of Delaware on January 11, 2008.  Prior to the merger transaction described in Note 2 below, the Company did not conduct any business operations. Since the completion of the merger on March 16, 2009, the Company has become a distributor and retailer of ATSC digital converter box, which allows analog TV sets to receive digital signals after analog broadcasting terminates on June 12, 2009.

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Financial results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses reported.  Actual results could differ materially from these estimates and assumptions.

NOTE 2                 MERGER AND ACQUISITION

On January 2, 2009, William Tay, the majority shareholder of the Company entered into a Share Purchase Agreement with Tai Pan Holding, Inc. (“Tai Pan”), a Delaware corporation incorporated on September 5, 2007 under the name “Gridlink Technologies, Inc.” On January 18, 2009, pursuant to such agreement, Mr. Tay sold all 31,340,000 common shares of the Company held by him to Tai Pan for $39,950 in consideration.

On March 11, 2009, the Company entered into an Agreement and Plan of Merger with Tai Pan. On March 16, 2009, pursuant to this agreement, Tai Pan merged with and into the Company, whereupon the separate existence of Tai Pan ceased and the Company was the surviving entity. Concurrently, the Company cancelled the common shares acquired from Mr. Tay, and the shareholders of Tai Pan received one common share of the Company for each common share of Tai Pan held by such shareholders immediately prior to the merger, with the common shares of Tai Pan cancelled in connection therewith.  On March 25, 2009, the Company changed its name from “Unicapital Acquisition Corp.” to “Tai Pan Holding, Inc.” in connection with the merger.

The merger transaction has been accounted for as a reverse merger, with the Company as the legal acquirer and Tai Pan as the accounting acquirer. Prior to the merger with Tai Pan, the Company was a shell company with no operations and no net assets. Consequently, the financial information presented herein is that of Tai Pan.

NOTE 3                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Managements’ Plan

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations and used cash has negative cash flows from operating activities since its inception. At March, 31, 2009 and December 31, 2008, the Company had $13,091 and $27,932, respectively in unrestricted cash. The Company requires funding to maintain working capital to meet its growth plans until such time revenues are sufficient to meets its anticipated cost structure. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are to obtain additional funding through an offering of common stock. There are no assurances that management will be successful in its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts revenue and expenses during the reported periods. Actual results could materially differ from those estimates.

Tai Pan Holding, Inc.
(Formerly known as Unicapital Acquisition Corp.)
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Cash and Cash Equivalents

For purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, evidenced by an agreement between the Company and the customer, there has been delivery and acceptance, collectability is probable, and pricing is fixed and determinable. Revenue from service agreements is generally recognized ratably over the service period or as the services are rendered. Allowances are established for anticipated product returns, price protection, cooperative marketing, and sales incentive programs.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by using the first-in first-out method

Research and Development

Research and development costs are expensed as incurred. The costs of materials and equipment that will be acquired or constructed for research and development activities, and that have alternative future uses, both in research and development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives.

Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board ("FASB") Statement No. 109 "Accounting for Income Taxes." SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards. A valuation allowance is established to offset the deferred tax assets when it is more likely than not, that such tax assets will not be recovered.

Loss per Common Share

The Company presents basic loss per share ("EPS") and diluted EPS on the face of the statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

Risk and Uncertainties

The Company's operations are subject to new innovations in product design and function. Significant technical changes can have an adverse effect on product lives. Design and development of new products are important elements to achieve and maintain profitability in the Company's industry segment.

The Company may be subject to federal, state and local environmental laws and regulations. The Company does not anticipate expenditures to comply with such laws and does not believe that regulations will have a material impact on the Company's financial position, results of operations, or cash flows. The Company believes that its operations comply, in all material respects, with applicable federal, state, and local environmental laws and regulations.

Tai Pan Holding, Inc.
(Formerly known as Unicapital Acquisition Corp.)
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Concentrations of Risk

The Company, at times, maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies.

The Company’s sale and packaging of its product and other related services in 2008 were concentrated solely with a third party, as disclosed in Note 9(a). The loss of this third party could have a material effect on the Company. The Company will explore opportunities with other third parties as it continues to expand its business.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three (3) to seven (7) years. Significant renewals and betterments are capitalized while maintenance and repairs are charged to expense as incurred. Leasehold improvements are amortized using the straight-line basis over the lesser of their estimated useful lives or the term of the related lease.

The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Stock-Based Compensation

At inception, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period.

Accounting for Stock Options Issued to Consultants

The Company measures compensation expense for its non-employee stock-based compensation under Emerging Issues Task Force ("EITF") No. 96-18 "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), Fair Value Measurements which became effective for the Company.  SFAS 157 relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities.

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. In addition, effective for the third quarter of 2008, the Company adopted FASB Staff Position 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 to financial instruments in an inactive market. The adoption of SFAS 157 and FSP FAS 157-3 did not have a material impact on the Company’s financial statements since the Company generally does not record its financial assets and liabilities in its financial statements at fair value.

Tai Pan Holding, Inc.
(Formerly known as Unicapital Acquisition Corp.)
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Effective January 1, 2008, the Company also adopted, on a prospective basis, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements since the Company elected not to apply the fair value option for any of its eligible financial instruments or other items.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will include the required disclosures in its quarter ending June 30, 2009.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which became effective January 1, 2009 via prospective application to business combinations. This Statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The Company adopted this Statement on January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R) (see previous paragraph). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

Tai Pan Holding, Inc.
(Formerly known as Unicapital Acquisition Corp.)
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 4                  PROPERTY AND EQUIPMENT

At March 31, 2009 and December 31, 2008, property and equipment consisted of the following:

	March 31,	December 31,
	2009	2008
Furniture and fixtures	$9,495	$9,495
Leasehold improvements	1,350	1,350
Machinery and equipment	19,138	19,138
Test equipment	32,519	35,391
Software	39,033	39,033
	101,535	104,407
Less accummulated depreciation	51,477	45,760
	$50,058	$58,647

Provisions for depreciation for the quarter ended March 31, 2009 and March 31, 2008 were $5,717 and $3,437 respectively.

NOTE 5                  OTHER ASSETS

At March 31, 2009 and December 31, 2008, other assets consisted of the following:

	March 31,	December 31,
	2009	2008
Certificate of deposit - restricted	$-	$302,614
Deposit	13,287	13,287
	$13,287	$315,901

NOTE 6                 LINE OF CREDIT

On March 12, 2008, the Company obtained a line of credit from United Commercial Bank amounting to $300,000. The line of credit bears interest at 4.44% per annum and is collateralized by the Company’s certificate of deposit. The Company has paid off the total balance of $299,940 at the maturity date of February 13, 2009.

NOTE 7                 RELATED PARTY TRANSACTION

On April 21, 2008, the Company issued a promissory note payable to Tai Pan Capital Private Limited, an affiliate, amounting to $120,000.  The promissory note bears interest at 6% per annum and is collateralized by the Company’s inventories and accounts receivable.  As of March 31, 2009, the balance of the promissory note amounted to $73,954.

NOTE 8                 STOCKHOLDERS’ EQUITY

During the period from January 11, 2008 (Inception) to March 31, 2009, the Company issued 81,000,000 shares of its common stock for a total consideration of $862,500. Management believes the price per share, par value, paid by investors was representative of fair value at the date of issuance.

NOTE 9                 COMMITMENT AND CONTINGENCIES

a)           Agreements with Apex Digital, Inc.

On November 16, 2008, in connection with the sale and packaging of its products and other related services, the Company entered into various agreements with Apex Digital, Inc. These agreements are as follows: (a) Product Sales and Purchase Agreement; (b) Fulfillment and Service Agreement (c) Sales Commission Agreement; and, (d) Service and Payment Agreement.  These agreements will terminate on July 31, 2009.

b)           Lease

The Company leases certain facilities under non-cancelable operating leases. The future minimum annual lease payments at March 31, 2009 are approximately $26,574 for calendar year 2009. The Company recognized $13,722 and $13,370 of rent expenses for the quarter ended March 31, 2009 and March 31, 2008.

c)           Litigation

Two of the Company’s former employees filed a legal action against the Company for breach of contract for failure to pay severance pay upon their termination from employment and pursuant to Employment Agreements. Based on the Company’s external legal counsel, it is probable that the Company may be expected to pay a total of approximately $100,000 to settle with the two former employees. The Company accrued this liability as of March 31, 2009.

Tai Pan Holding, Inc.
(Formerly known as Unicapital Acquisition Corp.)
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 10               INCOME TAXES

As of March 31, 2009, the Company has available net operating loss (NOL) carry-forwards that approximate $1,356,861 and may be applied against future taxable income through tax year 2025.  A valuation reserve has been set up to entirely offset any deferred tax asset since it is more likely than not that the deferred tax assets will not be realized.

NOTE 11               STOCK OPTION PLANS AND GRANTS

On February 28, 2008, the Company adopted the 2008 stock incentive plan (the "2008" Plan). Under the 2008 Plan, the Board of Directors may grant to selected employees, directors and other independent advisors options to purchase up to 50,000,000 shares of common stock during their period of service with the Company.

On March 1, 2008, the Board of Directors granted 50,000,000 stock options to key employees, directors, and consultants at a $0.01 exercise price per share. The value of the options was determined using the Black-Scholes model with the following assumptions:

Estimated fair value of underlying common stock	0.01
Expected life (in years)	6.0
Risk-free interest rate	2.78%
Expected volatility	134%
Dividend yield	0%

The expected option life was estimated based upon the average of the contractual term of the underlying stock option under the 2008 Plan and the vesting term. The expected volatility of the Company's stock price is based upon the average of three similar competitors' historical daily changes in the price of their common stock. The risk-free interest rate is based upon the current yield on U.S. Treasury securities having a term similar to the expected option term. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future.

The value ascribed to the options was $450,000 and will be expensed over the vesting period of one year. The Company recognized compensation expenses during the quarters ended March 31, 2009 and 2008 were $75,000 and $37,500, respectively.

On April 28, 2009, the Company terminated the 2008 Plan and the options granted thereunder.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statement Notice

Certain statements made in this periodic report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Tai Pan Holding, Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Overview

Tai Pan Holding, Inc. (the “Company”), formerly known as Unicapital Acquisition Corp., was incorporated in Delaware on January 11, 2008. On March 11, 2009, the Company entered into an agreement and plan of merger with Tai Pan Holding, Inc. (“Tai Pan”), a Delaware corporation merged with Tai Pan Holding, Inc., a Delaware corporation, pursuant to which the Company merged with Tai Pan on March 16, 2009, with the Company as the surviving entity. We accounted for this merger transaction as a reverse acquisition and recapitalization and, as a result, our consolidated financial statements are in substance those of Tai Pan, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the merger transaction. Please see Note 2 to our unaudited financial statements included in this report for further details of this transaction. In connection with the merger, the Company changed its name to “Tai Pan Holding, Inc.” on March 25, 2009.

Prior to the merger acquisition, Tai Pan was developing high-speed wireless communications equipment and accessories that enable the transmission of data, voice, and video with throughput speeds and capacity.  In May 2008, Tai Pan’s management decided to discontinue the development project due to the lack of the funds and the resignation of its founder/CEO. Instead, Tai Pan continued its operations as a distributor and retailer of ATSC digital converter box, a business which the Company continues since the merger transaction.  ATSC digital converter box allows analog televisions to receive digital signals after analog broadcasting terminates on June 12, 2009.

With the merger with Tai Pan, the Company will nevertheless continue to locate and identify suitable business entities for potential combination with any such entity. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for- assets exchange. No assurances can be given, however, that the Company will be successful in locating or negotiating with any target business.

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

There is presently no trading market for the Company's common stock and no market may ever exist for the Company's common stock. The Company plans to apply for a corporate CUSIP number for its common stock and to assist broker-dealers in complying with Rule 15c2-11 of the Securities Exchange Act of 1934, as amended, so that such brokers can trade the Company's common stock in the Over- The-Counter Electronic Bulletin Board (the "OTC Bulletin Board"). There can be no assurance to investors that any broker-dealer will actually file the materials required in order for such OTC Bulletin Board trading to proceed.

Accounting for Business Combination

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which became effective January 1, 2009 via prospective application to business combinations. This Statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The Company adopted this Statement on January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

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

Results of Operations

Our principal operations commenced in September 2007.  However, to date, we have had limited revenues. Financial Accounting Standards Board Statement No. 7 (“FAS 7”) sets forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of management, our activities from our inception through March 31, 2009 fall within the referenced guidelines. Accordingly, we report our activities in this report in accordance with FAS 7.

During the years leading up to March 31, 2009, we were primarily focused on selling ATSC digital converter box and related accessories. Our revenue for the three months ended March 31, 2009 and three months ended March 31, 2008 were $123,058 and $0, respectively. We did not have any revenue for 1Q2008 as we were still engaged in our development project and had not commenced selling ATSC digital converter box.

Operating Expenses

Operating expenses for the three months ended March 31, 2009 decreased by $104,040 to $201,200 as compared with $305,240 for the same period of 2008, a 34% decrease. The decrease is attributable to decrease in research and development expenses as well as general and administrative expenses, which were offset by an increase in selling and marketing expenses.

Selling and marketing expenses. Selling and marketing expenses for the first quarter of 2009 increased by $6,002 to $18,032 as compared with $12,030 for the same period of 2008, a 50% increase.  This increase is primarily the sales activities of converter boxes during the first quarter of 2009, which we did not have during the first quarter of 2008.

Research and development expenses. Research and development expenses for the first quarter of 2009 decreased by $89,526, or 100%, to $0 when compared with the same period of 2008, as we discontinued our development project and focused instead on converter box sales.

General and administrative expenses. General and administrative expenses for the first quarter of 2009 decreased by 10%, or $20,516, to $183,168 as compared with $203,684 for the same period of 2008.  The decrease resulted from the discontinuation of our development project.

Loss from Operations.  Our loss from operations for the three months ended March 31, 2009, was $193,684, as compared with loss from operations of $305,240 for the same period of 2008.

Interest expense. We incurred interest expense amounting to $3,318 for the three months ended March 31, 2009 relating to the Company’s line of credit, which expense we did not have for the same period of 2008.

Other expense. For the first three months ended March 31, 2009, we recorded other expense of $2,890 related to disposal of equipment, which expense we did not have for the same period of 2008.

Liquidity and Capital Resources

From inception to March 31, 2009, we have raised net proceeds of $936,455 from financing activities. We used these proceeds to fund operating and investing activities. We had a cash balance of approximately $13,091 as of March 31, 2009.

Net cash provided by operating activities was $245,837 for the three months ended March 31, 2009, as compared to net cash of $572,516 used in operating activities for the three months ended March 31, 2008.  The increase in cash provided by operations was the result of lower operating losses incurred during the first quarter of 2009 with the discontinuation of our development project in May 2008, as compared with the same period of 2008.

We used $71,697 in investment activities for the three months ended March 31, 2008 for purchases of computer hardware and software for our development project. For the three months ended March 31, 2009, we recorded $2,872 of net cash provided by investment activities from the disposal of test equipment.

Net cash provided by financing activities for the three months ended March 31, 2008 was $620,000 primarily from the issuance of common stock and a note to a related party. For the three months ended March 31, 2009, we used $263,550 mainly to pay off a line of credit which matured in February 2009.

To fund the full scale implementation of our business plan, we will need to raise approximately $3 million to $4 million of additional capital during fiscal 2009.  We expect to finance this through public or private equity offerings.  We may decide to raise the capital in more than one transaction based on market conditions and business circumstances.  However, we have experienced unforeseen difficulties with implementing our plans in the past and there can be no assurance that unforeseen difficulties can be avoided going forward.  This fact alone could hamper our ability to raise the funds necessary to permit us to continue as a going concern for a reasonable period of time. If we are able to raise the funds, the terms and conditions may be highly dilutive to our existing stockholders.

As part of our plan to augment our financial resources and consider attractive business opportunities, we and our principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in change of control/ownership and new management. However, there can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

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

Going Concern

The financial statements included with this report have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. Due to our lack of cash, we are unable pay all of the costs associated with our operations. Management intends to use borrowings and sales of securities to mitigate the effects of our cash position; however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

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

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost- effective control system, misstatements due to error or fraud may occur and may not be detected.

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended March 31, 2009.

PART II   -   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Two former employees filed separate legal actions against the Company for breach of employment contract for failure to pay severance pay upon their termination from employment and pursuant their employment agreements: Shen v. Gridlink Technologies, Inc. (LASC Case No. B0394915) and Liu v. Gridlink Technologies, Inc. (LASC Case No. B0397482).  On the advice of the Company’s outside legal counsel, it is probable that the Company may be expected to pay a total of approximately $100,000 to settle with the two former employees.

ITEM IA.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEED

On January 31, 2009, the Company issued 3,000,000 shares of common stock for total consideration of $75,000 for general operation of the Company under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY

On March 11, 2009, our majority shareholder approved by written consent the merger between the Company and Tai Pan.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

2.1	Agreement and Plan of Merger (1)

3.1	Certificate of Incorporation (2)

3.2	Certificate of Merger (3)

3.3	Bylaws (2)

31.1	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation's Chief Financial Officer *

* Filed herewith.

(1)           Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 19, 2009.

(2)           Incorporated by reference from the Registrant’s registration statement on Form 10-12G filed on March 28, 2008.

(3)           Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 26, 2009.

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

May 22, 2009	TAI PAN HOLDING, INC.

	By:	/s/ Cheng Yu Wang
Cheng Yu Wang Chief Financial Officer (Principal Financial and Accounting Officer and Acting Principal Executive Officer)