Form 10-Q
period 2009-06-30
TAI PAN HOLDING, INC.
filed 2009-08-19
CIK 1411164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 81,000,000 issued and outstanding as of August 19, 2009.

Transitional Small Business Disclosure Form (Check one): Yes [   ] No [X]

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Tai Pan Holding, Inc.
(Formerly known as Unicapital Acquisition Corp.)
(A Development Stage Company)
Balance Sheets
	June 30,
	2009	December 31,
	(unaudited)	2008
ASSETS
Current assets
Cash	$10,407	$27,932
Accounts receivable	856	1,092
Other receivables	1,012	30,764
Inventories	1,485	116,201
Total current assets	13,760	175,989

Property and equipment - net	44,519	58,647
Other assets	13,287	315,901
Total assets	$71,566	$550,537

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$700	$8,035
Accrued liabilities	143,455	136,321
Note payable to related party	75,264	112,564
Line of credit	-	299,940
Other current liabilities	20,000	28,484
Total current liabilities	239,419	585,344

Stockholders' deficit
Preferred stock: $0.01 par value, 20,000,000 shares authorized; none issued	-	-
Common stock: $0.01 par value; 300,000,000 shares authorized; 81,000,000 and 78,000,000 issued in 2009 and 2008, respectively	810,000	780,000
Additional paid-in capital	502,500	382,500
Retained earning eficit	(1,480,353)	(1,197,307)
Total stockholders' deficit	(167,853)	(34,807)

Total liabilities and stockholders' deficit	$71,566	$550,537

See notes to the financial statements.

Tai Pan Holding, Inc.
(Formerly known as Unicapital Acquisition Corp.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Period from
	For the three		For the six		September 5, 2007
	months ended		months ended		(inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

Revenues	$35,415	$35,650	$158,473	$34,511	$339,679

Cost of sales	35,212	26,965	150,754	26,965	286,845

Gross profit	203	8,685	7,719	7,546	52,834

Operating expenses
Sales and marketing	13,019	24,699	31,051	36,729	153,443
Research and development	-	75,130	-	164,656	337,489
General and administrative	69,576	154,012	252,743	357,695	1,030,746
Total operating expenses	82,595	253,841	283,794	559,080	1,521,678

Loss from operations	(82,392)	(245,156)	(276,075)	(551,534)	(1,468,844)

Other income (expense)
Interest income	3	32	1,255	2,670	13,675
Finance charges	(1,366)	(249)	(4,683)	(248)	(19,466)
Franchise taxes	(210)	(800)	(1,114)	(1,310)	(1,624)
Miscellaneous income	767	-	767	-	767
Miscellaneous expenses	(304)	-	(3,196)	-	(4,861)

Net loss	$(83,502)	$(246,173)	$(283,046)	$(550,422)	$(1,480,353)

Basic and diluted loss per common share	*	*	*	*

Basic and diluted weighted average common shares outstanding	81,000,000	75,000,000	81,000,000	75,000,000

* Less than $0.01.

See notes to the financial statements.

Tai Pan Holding, Inc.
(Formerly known as Unicapital Acquisition Corp.)
(A Development Stage Company)
Statements of Stockholders’ Deficit
(Unaudited)

			Additional	Retained	Total
	Common Stock		paid-in	Earnings	Stockholders'
	Shares	Amount	capital	Deficit	deficit

Balance, September 5, 2007	-	$-	$-	$-	$-

Issuance of stock for cash at $0.01 per share in September 2007	75,000,000	750,000	-	-	750,000

Net loss	-	-	-	(126,101)	(126,101)

Balance, December 31, 2007	75,000,000	$750,000	$-	$(126,101)	$623,899

Issuance of stock for cash at $0.0125 per share in December 2008	3,000,000	30,000	7,500	-	37,500

Recognition of stock based compensation	-	-	375,000	-	375,000

Net loss	-	-	-	(1,071,206)	(1,071,206)

Balance, December 31, 2008	78,000,000	$780,000	$382,500	$(1,197,307)	$(34,807)

Issuance of stock for cash at $0.025 per share in January 2009	3,000,000	30,000	45,000	-	75,000

Recognition of stock based compensation	-	-	75,000	-	75,000

Net loss	-	-	-	(283,046)	(283,046)

Balance, June 30, 2009	81,000,000	$810,000	$502,500	$(1,480,353)	$(167,853)

See notes to the financial statements.

Tai Pan Holding, Inc.
(Formerly known as Unicapital Acquisition Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Period from
	Six	Six	September 5, 2007
	months ended	months ended	(inception) to
	June 30, 2009	June 30, 2008	June 30, 2009

Operating activities
Net loss	$(283,046)	$(550,422)	$(1,480,353)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	7,977	15,419	53,736
Non-cash stock based compensation	75,000	150,000	450,000
Changes in operating assets and liabilities:
Accounts receivable	236	(409)	(856)
Other receivables	29,752	(9,600)	(1,012)
Inventories	114,716	(214,511)	(1,485)
Other asssets	302,614	(300,000)	(13,287)
Accounts payable	(7,335)	-	700
Other current liabilities	(8,484)	-	20,000
Accrued liabilities	7,134	(6,775)	143,455
Net cash provided by (used in) operating activities	238,564	(916,298)	(829,102)

Investing activities
Proceeds from sale of property and equipment	6,151	-	6,151
Purchase of property and equipment	-	(79,844)	(104,407)
Net cash provided by (used in) investing activities	6,151	(79,844)	(98,256)

Financing activities
Proceeds from (payment of) line of credit	(299,940)	290,540	-
Proceeds from issuance (payment of) of note payable	(37,300)	120,000	75,265
Proceeds from issuance of common stock	75,000	500,000	862,500
Net cash provided by (used in) financing activities	(262,240)	910,540	937,765

Net change in cash	(17,525)	(85,602)	10,407

Cash, beginning of year	27,932	98,321	-
Cash, end of period	$10,407	$12,719	$10,407

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$4,311	$249	$22,039

See notes to the financial statements.

BASIS OF PRESENTATION

Tai Pan Holding, Inc. (formerly known as Unicapital Acquisition Corp.) (the “Company”) was incorporated in the state of Delaware on January 11, 2008.  The Company is a distributor and retailer of ATSC digital converter box.

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Financial results for the three months and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

On March 11, 2009, the Company entered into an Agreement and Plan of Merger with Tai Pan. On March 16, 2009, pursuant to this agreement, Tai Pan merged with and into the Company, whereupon the separate existence of Tai Pan ceased and the Company was the surviving entity. Concurrently, the Company cancelled the common shares acquired from Mr. Tay. In connection therewith, on March 25, 2009, the Company changed its name from “Unicapital Acquisition Corp.” to “Tai Pan Holding, Inc.”

The merger transaction has been accounted for as a reverse merger, with the Company as the legal acquirer and Tai Pan as the accounting acquirer. Prior to the merger with Tai Pan, the Company was a shell company with no operations and no net assets. Consequently, the financial information presented herein is that of Tai Pan

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Managements’ Plan

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations and has negative cash flows from operating activities since its inception. At June 30, 2009 and December 31, 2008 the Company had $10,407 and $27,932, respectively in unrestricted cash. The Company requires funding to maintain working capital to meet its growth plans until such time revenues are sufficient to meets its anticipated cost structure. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are to obtain additional funding through an offering of common stock. There are no assurances that management will be successful in its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. Actual results could materially differ from those estimates.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by using the first-in first-out method.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three (3) to seven (7) years. Significant renewals and betterments are capitalized while maintenance and repairs are charged to expense as incurred. Leasehold improvements are amortized on the straight-line basis over the lesser of their estimated useful lives or the term of the related lease.

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

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have an impact on the Company’s financial statements.

Recent Accounting Pronouncements

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS No. 165 did not have an impact to the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” Replaces SFAS No. 162, establishes the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date for financial statements issued for interim and annual periods ending after September 15, 2009, the Codification will supersede all then–existing non-SEC accounting and reporting standards. The Company has determined that the adoption of SFAS No. 168 will not have an impact on the financial statements.

PROPERTY AND EQUIPMENT

At June 30, 2009 and December 31, 2008, property and equipment consisted of the following:

	June 30,	December 31,
	2009	2008
Furniture and fixtures	$9,495	$9,495
Leasehold improvements	1,350	1,350
Machinery and equipment	19,138	19,138
Test equipment	29,240	35,391
Software	39,033	39,033
	98,256	104,407
Less accummulated depreciation	53,737	45,760
	$44,519	$58,647

Provisions for depreciation for the six months ended June 30, 2009 and June 30, 2008 were $7,977 and $15,419, respectively.

OTHER ASSETS

At June 30, 2009 and December 31, 2008, other assets consisted of the following:

	June 30,	December 31,
	2009	2008
Certificate of deposit - restricted	$-	$302,614
Deposit	13,287	13,287
	$13,287	$315,901

LINE OF CREDIT

On March 12, 2008, the Company obtained a line of credit from United Commercial Bank amounting to $300,000. The line of credit bears interest at 4.44% per annum and is collateralized by the Company’s certificate of deposit. The Company paid off the total balance of $299,940 at the maturity date of February 13, 2009.

RELATED PARTY TRANSACTION

On April 21, 2008, the Company issued a promissory note payable to Tai Pan Capital Private Limited, an affiliate, amounting to $120,000.  The promissory note bears interest at 6% per annum and is collateralized by the Company’s inventories and accounts receivable.  As of June 30, 2009, the balance of the promissory note amounted to $75,264.

In April and June 2009, the Company obtained advances from a director totaling $20,000 (presented in the balance sheet as part of other current liabilities).

STOCKHOLDERS’ EQUITY

During the period from September 5, 2007 (Inception) to June 30, 2009, the Company issued 81,000,000 shares of its common stock for a total consideration of $862,500.

COMMITMENT AND CONTINGENCIES

a)   Agreements with Apex Digital, Inc.

On November 16, 2008, in connection with the sale and packaging of its products and other related services, the Company entered into various agreements with Apex Digital, Inc.  These agreements are as follows: (a) Product Sales and Purchase Agreement; (b) Fulfillment and Service Agreement (c) Sales Commission Agreement; and, (d) Service and Payment Agreement.  These agreements were terminated on July 31, 2009.

b)  Lease

The Company leases certain facilities under non-cancelable operating leases which will expire on September 30, 2009. The future minimum annual lease payments at June 30, 2009 are approximately $13,287 for calendar year 2009. The Company recognized $27,598 and $32,175 of rent expenses for the six months ended June 30, 2009 and June 30, 2008, respectively.

c)   Litigation

Two of the Company’s former employees filed a legal action against the Company for breach of contract for failure to pay severance pay upon their termination from employment and pursuant to their employment agreements.  The Company accrued this liability as of June 30, 2009.  In April 2009, the Company filed a cross-complaint against the former CEO upon breach of fiduciary duty, fraud, and negligence in relation to the above legal action, and request for indemnification. In June 2009, the former CEO filed another cross-complaint against the Company for wrongful termination and others.  Based on the Company’s external legal counsel, it is probable that the Company may be expected to pay a total of approximately $100,000 to settle with the two former employees.

INCOME TAXES

As of June 30, 2009, the Company has available net operating loss (NOL) carry-forwards that approximate $1,480,353 and may be applied against future taxable income through tax year 2025.  A valuation reserve has been set up to entirely offset any deferred tax asset since it is more likely than not that the deferred tax assets will not be realized.

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

The value ascribed to the options was $450,000 and will be expensed over the vesting period of one year. On April 28, 2009, the Company terminated the stock option plan and grants thereunder. The Company recognized compensation expenses during the six months ended June 30, 2009 and 2008 amounting to $75,000 and $150,000, respectively.

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

Overview

Tai Pan Holding, Inc. (the “Company”), formerly known as Unicapital Acquisition Corp., was incorporated in Delaware on January 11, 2008. On March 11, 2009, the Company entered into a merger agreement with Tai Pan Holding, Inc. (“Tai Pan”), a Delaware corporation, pursuant to which the Company merged with Tai Pan on March 16, 2009, with the Company as the surviving entity. We accounted for this merger transaction as a reverse acquisition and recapitalization and, as a result, our consolidated financial statements are in substance those of Tai Pan, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the merger transaction. Please see Note 2 to our unaudited financial statements included in this report for further details of this transaction. In connection with the merger, the Company changed its name to “Tai Pan Holding, Inc.” on March 25, 2009.

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

There is presently no trading market for the Company's common stock and no market may ever exist for the Company's common stock. The Company plans to apply for a corporate CUSIP number for its common stock and to assist broker-dealers in complying with Rule 15c2-11 of the Securities Exchange Act of 1934, as amended, so that such brokers can trade the Company's common stock in the Over-The-Counter Electronic Bulletin Board (the "OTC Bulletin Board"). There can be no assurance to investors that any broker-dealer will actually file the materials required in order for such OTC Bulletin Board trading to proceed.

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

Our principal operations commenced in September 2007.  However, to date, we have had limited revenues. Financial Accounting Standards Board Statement No. 7 (“FAS 7”) sets forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of management, our activities from our inception through June 30, 2009 fall within the referenced guidelines. Accordingly, we report our activities in this report in accordance with FAS 7.

Results of Operations--Three month period ended June 30, 2009 as compared to three month period ended June 30, 2008

Revenue. During the three-month period ended June 30, 2009, we had revenues of $35,415 as compared to revenues of $35,650 during the same period in 2008, a decrease of 0.7%. This decrease is mainly attributable to the Company’s decision to stop selling converter boxes and antennas in the beginning of June 2009.

Operating Expenses. Our operating expenses for the three months ended June 30, 2009 were $82,595, as compared to $253,841 in the same period of 2008, a decrease of 67%. The decrease is mainly attributable to the discontinuance of our research and development activities.

Selling and Marketing Expenses. Our selling and marketing expenses for the three months ended June 30, 2009 were $13,019, as compared to $24,699 for the same period in 2008, a decrease of 47%. This decrease is mainly because of the declining selling activities of converter boxes in the second quarter of 2009.

Research and Development Expenses. We did not incur research and development expenses during the three months ended June 30, 2009. The Company decided to discontinue the development project and shift to the sales of converter boxes.

General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2009 were $69,576, as compared to $154,012 for the same period in 2008, a decrease of 54%. This decrease is mainly because of the discontinuation of our development project.

Loss from Operations. Our losses from operations for the three months period ended June 30, 2009, amounted to $82,392, as compared to $245,156 for the same period in 2008, a decrease of 66%. This decrease is mainly because of the discontinuance of our research and development projects.

Interest Expenses. We incurred interest expenses amounting to $1,366 for the three months ended June 30, 2009 in connection with the promissory notes and line of credit. We did not have such expenses for the same period in 2008.

Results of Operations--Six month period ended June 30, 2009 as compared to six month period ended June 30, 2008

Revenue. During the six-month period ended June 30, 2009, we had revenues of $158,473 as compared to revenues of $34,511 during the same period in 2008, an increase of 78%. This increase is mainly because we did not have any revenues for the first 4 months of 2008 as we were still engaged in our development project and had not commenced selling ATSC digital converter boxes.

Operating Expenses. Our operating expenses for the six months ended June 30, 2009 were $283,794, as compared to $559,080 for the same period in 2008, a decrease of 49%. The decrease is mainly attributable to the discontinuance of our research and development activities.

Selling and Marketing Expenses. Our selling and marketing expenses for the six months ended June 30, 2009 were 31,051, as compared to $36,729 for the same period of 2008, a decrease of 15%. This decrease is primarily because of our declining selling activities of converter boxes.

Research and Development Expenses. We did not incur research and development expenses during the three months ended June 30, 2009. The Company decided to discontinue the development project and shift to the sales of converter boxes.

General and Administrative Expenses. Our general and administrative expenses for the six months ended June 30, 2009 were $252,743, as compared to $357,695 for the same period in 2008, a decrease of 29%. This decrease is mainly because of the discontinuation of our development project.

Loss from Operations. Our losses from operations in the six months period ended June 30, 2009, amounted to $276,075, as compared to our losses from operations of $551,534 for the same period of 2008, a decrease of 49%. This decrease is mainly because of the discontinuance of our research and development projects.

Interest Expenses. We incurred interest expenses amounting to $4,683 for the six months ended June 30, 2009 in connection with the promissory notes and line of credit. We did not have such expenses for the same period in 2008.

Other Expenses. For the six months ended June 30, 2009, we recorded other expenses of $3,196 in connection with the disposal of equipment. We did not have such expenses for the same period in 2008.

Liquidity and Capital Resources

For the six-month period ended June 30, 2009, we generated $238,564 from operating activities, as compared to $916,298 that we used in operating activities for the six-month period ended June 30, 2008. This increase is primarily due to increase in sales and decrease in operating expenses for the first six months of 2009 and a $300,000 certificate deposit was mature in February 2009.

For the six-month period ended June 30, 2009, we used $262,240 in financing activities, primarily in connection with paying off a line of credit, as compared to $910,540 that we generated in financing activities during the six-month period ended June 30, 2008, mainly in connection with receiving of cash by issuance of common stock and obtaining of  line of credit.

For the six-month period ended June 30, 2009, $6,150 was provided from investing activities from the disposal of test equipment, as compared to $79,844 that we used in investing activities to purchase computer hardware and software for our development project for the six-month period ended June 30, 2008.

As of June 30, 2009, we had cash of $10,407. Our total current assets were $13,760 and our total current liabilities were $239,419, which resulted in a negative working capital of $225,659.

To provide sufficient funding for our business plan, we will need to raise approximately $3 million to $4 million of additional capital during fiscal year of 2009.  We expect to achieve this financing goal through public or private equity offerings. We may raise the capital in more than one transaction based on the economy and market conditions.  However, we have encountered unexpected difficulties with implementation of our previous business plans, and there can be no assurance that unexpected difficulties can be avoided when we carry on our future business plans.  This fact alone could compromise our chances of raising sufficient funds for our business plans in the foreseeable future. If we are able to raise the funds, the terms and conditions may be highly dilutive to our existing stockholders.

As part of our plan to augment our financial resources and consider attractive business opportunities, we and our principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in change of control/ownership and new management. However, there can be no assurance that a merger or other significant transactions would be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

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

ITEM 4.  CONTROLS AND PROCEDURES

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended June 30, 2009.

PART II   -   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The following discussion discusses all known or anticipated material legal proceedings commenced by or against us.  Occasionally we may be named as a party in claims and legal proceedings arising out of the normal course of our business. These claims and legal proceedings may relate to contractual rights and obligations, employment matters, or to other matters relating to our business and operations.

Other than the matter discussed below, we are not aware of any material pending legal proceedings involving us.

Shen v. Gridlink Technologies, Inc. (Superior Court of California, Country of Los Angeles, Case No. B0394915). In July 2008, Manling Shen, a former employee of the Company, filed suit against the Company in the Superior Court of California, Country of Los Angeles, alleging the Company of breach of the employment contract and failure to provide her with the severance payment upon the termination of her employment pursuant to the employment contract.

Liu v. Gridlink Technologies, Inc. (Superior Court of California, Country of Los Angeles, Case No. B0397482).  In July 2008, Joshua Liu, a former employee of the Company, filed suit against the Company in the Superior Court of California, Country of Los Angeles, alleging the Company of breach of the employment contract and failure to provide him with the severance payment upon the termination of his employment pursuant to the employment contract.

Although neither of the above two cases have been decided so far, the Company’s outside legal counsel suggested that the Company could pay a total of approximately $100,000 to settle with Manling Shen and Josuha Liu.

Grillink Technologies, Inc. a Delaware corporation, Cross-Complainant, vs Jay Wang, an individual (Superior Court of California, Country of Los Angeles, Case No. BC394915 c/w BC 397482). In connection with the suits filed by Manling Shen and Joshua Liu against the Company, in March 2009, the Company filed a cross-complaint against the Company’s former CEO—Jay Wang, in the Superior Court of California, Country of Los Angeles, alleging Jay Wang of breach of fiduciary duty, fraud, and negligence, and requesting for indemnification. This case has not been decided yet.

Jay Wang, an individual, Cross complainant, v Gridlink Technologies, Inc. (Superior Court of California, Country of Los Angeles, Case No. BC394915 c/w BC397482). In connection with the above-mentioned suits, in June 2009, the Company’s former CEO—Jay Wang filed cross-complaint against the Company for accounting, declaratory relief, and indemnification, alleging the Company of wrongful termination in violation of public policy, violation of California Labor Code 1102.5, breach of contract to terminate for cause, breach of fiduciary duty, breach of duty of loyalty, breach of contract, and breach of the covenant of good faith and fair dealing. This case has not been decided yet.

ITEM IA.  RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger (1)

3.1	Certificate of Incorporation (2)

3.2	Certificate of Merger (3)

3.3	Bylaws (2)

31.1	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation's Chief Financial Officer *

* Filed herewith.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 19, 2009.

(2)	Incorporated by reference from the Registrant’s registration statement on Form 10-12G filed on March 28, 2008.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 26, 2009.

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

August 19, 2009	TAI PAN HOLDING, INC.

	By:	/s/ Cheng Yu Wang
Cheng Yu Wang Chief Financial Officer (Principal Financial and Accounting Officer and Acting Principal Executive Officer)