Form 10-Q
period 2009-09-30
MAXSYS HOLDINGS, INC.
filed 2009-11-20
CIK 1411164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: September 30, 2009

Or

[__]	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from ______________ to _______________

Commission File Number: 000-53148

MAXSYS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0904488
(State or other jurisdiction of incorporation of origination)	(I.R.S. Employer Identification Number)

22817 Ventura Blvd., Suite #462 Woodland Hills, California	91364
(Address of principal executive offices)	(Zip code)

(818) 943-8068
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
Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 81,960,552 issued and outstanding as of November 19, 2009.

Transitional Small Business Disclosure Form (Check one): Yes [   ] No [X]

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2009

PART I	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements (unaudited)	2
	Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	2
	Statements of Operations for the three months and nine months ended September 30, 2009 and 2008 (unaudited) and from inception to September 30, 2009 (unaudited)	3
	Statements of Stockholders’ Deficit (unaudited)	4
	Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (unaudited) and from inception to September 30, 2009 (unaudited)	5
	Notes to the Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4.	Controls and Procedures	16

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Maxsys Holdings, Inc.
(Formerly known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.)
(A Development Stage Company)
Balance Sheets

	September 30,
	2009	December 31,
	(unaudited)	2008
ASSETS
Current assets
Cash	$1,527	$27,932
Accounts receivable	401	1,092
Other receivables	8,219	30,764
Inventories	987	116,201
Total current assets	11,134	175,989

Property and equipment - net	39,033	58,647
Other assets	-	315,901
Total assets	$50,167	$550,537

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$700	$8,035
Accrued liabilities	144,429	136,321
Note payable to related party	73,264	112,564
Line of credit	-	299,940
Other current liabilities	21,305	28,484
Total current liabilities	239,698	585,344

Stockholders' deficit
Preferred stock: $0.01 par value, 20,000,000 shares authorized; none issued	-	-
Common stock: $0.01 par value; 300,000,000 shares authorized; 81,888,889 and 78,000,000 issued in 2009 and 2008, respectively	818,889	780,000
Additional paid-in capital	513,611	382,500
Retained earnings deficit	(1,522,031)	(1,197,307)
Total stockholders' deficit	(189,531)	(34,807)

Total liabilities and stockholders' deficit	$50,167	$550,537

See notes to the financial statements.

Maxsys Holdings, Inc.
(Formerly known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Period from
	For the three		For the nine		September 5, 2007
	months ended		months ended		(inception) to
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009

Revenues	$1,085	$73,653	$159,194	$108,165	$340,764

Cost of sales	853	53,713	151,251	80,678	287,698

Gross profit	232	19,940	7,943	27,487	53,066

Operating expenses
Sales and marketing	3,248	31,691	34,299	68,420	156,692
Research and development	-	31,731	-	196,387	337,489
General and administrative	38,377	108,027	291,163	465,723	1,069,171
Total operating expenses	41,625	171,449	325,462	730,530	1,563,352

Loss from operations	(41,393)	(151,509)	(317,519)	(703,043)	(1,510,286)

Other income (expense)
Interest income	13	4,496	1,256	7,166	13,689
Finance charges	(251)	(3,508)	(4,683)	(3,757)	(19,716)
Franchise taxes	-	-	(1,114)	(1,309)	(3,291)
Miscellaneous income	2	-	791	-	769
Miscellaneous expenses	-	(18)	(3,455)	(17)	(3,196)

Net loss	$(41,629)	$(150,539)	$(324,724)	$(700,960)	$(1,522,031)

Basic and diluted loss per common share	*	*	*	*

Basic and diluted weighted average common shares outstanding	81,888,889	75,000,000	81,888,889	75,000,000

* Less than $0.01.

See notes to the financial statements.

Maxsys Holdings, Inc.
(Formerly known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.)
(A Development Stage Company)
Statements of Stockholders’ Deficit
(Unaudited)

			Additional	Retained	Total
	Common Stock		paid-in	Earnings	Stockholders'
	Shares	Amount	capital	Deficit	deficit

Balance, September 5, 2007	-	$-	$-	$-	$-

Issuance of stock for cash at $0.01
per share in September 2007	75,000,000	750,000	-	-	750,000

Net loss	-	-	-	(126,101)	(126,101)

Balance, December 31, 2007	75,000,000	$750,000	$-	$(126,101)	$623,899

Issuance of stock for cash at $0.0125
per share in December 2008	3,000,000	30,000	7,500	-	37,500

Recognition of stock based compensation	-	-	375,000	-	375,000

Net loss	-	-	-	(1,071,206)	(1,071,206)

Balance, December 31, 2008	78,000,000	$780,000	$382,500	$(1,197,307)	$(34,807)

Issuance of stock for cash at $0.025
per share in January 2009	3,000,000	30,000	45,000	-	75,000

Recognition of stock based compensation	-	-	75,000	-	75,000

Issuance of stock for cash at $0.0225
per share in September 2009	888,889	8,889	11,111		20,000

Net loss	-	-	-	(324,724)	(324,724)

Balance, September 30, 2009	81,888,889	$818,889	$513,611	$(1,522,031)	$(189,531)

See notes to the financial statements.

Maxsys Holdings, Inc.
(Formerly known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine	Nine	September 5, 2007
	months ended	months ended	(inception) to
	September 30, 2009	September 30, 2008	September 30, 2009

Operating activities
Net loss	$(324,724)	$(700,960)	$(1,522,031)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	11,184	26,624	56,944
Non-cash stock based compensation	75,000	225,000	450,000
Changes in operating assets and liabilities:
Accounts receivable	691	(15,419)	(401)
Other receivables	22,545	(4,720)	(8,219)
Inventories	115,213	(146,190)	(987)
Other asssets	315,901	(302,646)	-
Accounts payable	(7,335)	(5,934)	700
Other current liabilities	(7,179)	-	1,304
Accrued liabilities	8,108	(695)	144,429
Net cash provided by (used in) operating activities	209,404	(924,940)	(878,261)

Investing activities
Proceeds from sale of property and equipment	8,431	-	8,431
Purchase of property and equipment	-	(79,844)	(104,407)
Net cash provided by (used in) investing activities	8,431	(79,844)	(95,976)

Financing activities
Proceeds from (payment of) line of credit	(299,940)	299,940	-
Proceeds from issuance (payment of) of note payable	(39,300)	116,850	93,264
Proceeds from issuance of common stock	95,000	500,000	882,500
Net cash provided by (used in) financing activities	(244,240)	916,790	975,764

Net change in cash	(26,405)	(87,994)	1,527

Cash, beginning of period	27,932	98,321	-
Cash, end of period	$1,527	$10,327	$1,527

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$4,683	$3,757	$22,290

See notes to the financial statements.

BASIS OF PRESENTATION

Maxsys Holdings, Inc. (formerly known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.) (the “Company”) was incorporated in the state of Delaware on January 11, 2008.  The Company is a distributor and retailer of ATSC digital converter box.

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Financial results for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

On September 3, 2009 the Company changed its name to Maxsys Holdings, Inc.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Managements’ Plan

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations and has negative cash flows from operating activities since its inception. At September 30, 2009 and December 31, 2008 the Company had $1,527 and $27,932, respectively in unrestricted cash. The Company requires funding to maintain working capital to meet its growth plans until such time revenues are sufficient to meets its anticipated cost structure. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are to obtain additional funding through an offering of common stock. There are no assurances that management will be successful in its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, evidenced by an agreement between the Company and the customer, there has been delivery and acceptance, collectability is probable, and pricing is fixed and determinable. Revenue from service agreements is generally recognized ratably over the service period or as the service is rendered. Allowances are established for anticipated product returns, price protection, cooperative marketing, and sales incentive programs.

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

Concentrations of Risk

The Company, at times, maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies. The Company’s sale and packaging of its product and other related services in 2008 and beginning of 2009 were concentrated solely with a third party. The loss of this third party could have a material effect on the Company. The Company will explore opportunities with other third parties as it continues to expand its business.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” Replaces SFAS No. 162, establishes the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  Statement 168 and the Codification is effective for the Company this period ended September 30, 2009 and references to pre-codification statements have been retained with references to the Codification as follows:

Pre- Codification	FASB Accounting Standards Codification

FAS 109 - Accounting for Income Taxes	Topic 740 - Income Taxes
FAS 123 (R) - Share-Based Payment	Topic 718-1- - Compensation - Stock Compensation
EITF 96-18 - Accounting for Equity Instruments that are	Topic 505 - 50 - Equity-Based Payments to Non-Employees
Issued to Other Than Employees for Acquiring
FAS 157 - Faive Value Measurements	Topic 820 - Fair Value Measurements and Disclosures
FAS 159 - The Fair Value Option for Financial Assets and	Topic 825 - Financial Instruments
Financial Liabilities
FSP FAS 107-1 and APB 28-1- Interim disclosures about	Topic 320 -10-35 - Investments - Debt and Equity Securities
Fair Value of Financial Statements
FAS 141(R) - Business Combinations	Topic 805 - Business Combinations
FAS 5 - Accounting for Contingencies	Topic 450 - Contingencies
FAS 165 - Subsequent Events	Topic 855 - Subsequent Events
FAS 7 - Accounting and Reporting by Development Stage Enterprises	Topic 915 - Development Stage Entities

PROPERTY AND EQUIPMENT

At September 30, 2009 and December 31, 2008, property and equipment consisted of the following:

	September 30,	December 31,
	2009	2008
Furniture and fixtures	$9,495	$9,495
Leasehold improvements	1,350	1,350
Machinery and equipment	19,138	19,138
Test equipment	30,603	39,033
Software	35,391	35,391
	95,977	104,407
Less accummulated depreciation	56,944	45,760
	$39,033	$58,647

Provisions for depreciation for the nine months ended September 30, 2009 and September 30, 2008 were $11,184 and $26,624, respectively.

OTHER ASSETS

At September 30, 2009 and December 31, 2008, other assets consisted of the following:

	September 30,	December 31,
	2009	2008
Certificate of deposit - restricted	$-	$302,614
Deposit	-	13,287
	$-	$315,901

LINE OF CREDIT

On March 12, 2008, the Company obtained a line of credit from United Commercial Bank amounting to $300,000. The line of credit bears interest at 4.44% per annum and is collateralized by the Company’s certificate of deposit. The Company paid off the total balance of $299,940 at the maturity date of February 13, 2009.

RELATED PARTY TRANSACTION

On April 21, 2008, the Company issued a promissory note payable to Tai Pan Capital Private Limited, an affiliate, amounting to $120,000.  The promissory note bears interest at 6% per annum and is collateralized by the Company’s inventories and accounts receivable.  As of September 30, 2009, the balance of the promissory note amounted to $73,264.

In April, June and September 2009, the Company obtained advances from a director totaling $21,000 (presented in the balance sheet as part of other current liabilities).

STOCKHOLDERS’ EQUITY

During the period from September 5, 2007 (Inception) to September 30, 2009, the Company issued 81,888,889 shares of its common stock for a total consideration of $882,500.

On October 28, 2009 the Company issued 71,652 shares of its common stock for a total consideration of $2,150.

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

b)   Litigation

Two of the Company’s former employees filed a legal action against the Company for breach of contract for failure to pay severance pay upon their termination from employment and pursuant to their employment agreements.  The Company accrued this liability as of September 30, 2009.  In April 2009, the Company filed a cross-complaint against the former CEO upon breach of fiduciary duty, fraud, and negligence in relation to the above legal action, and request for indemnification. In June 2009, the former CEO filed another cross-complaint against the Company for wrongful termination and others. The court granted another continuance to extend the trial day to April 5, 2010 at final status conference on October 23, 2009.

INCOME TAXES

As of September 30, 2009, the Company has available net operating loss (NOL) carry-forwards that approximate $1,522,031 and may be applied against future taxable income through tax year 2025.  A valuation reserve has been set up to entirely offset any deferred tax asset since it is more likely than not that the deferred tax assets will not be realized.

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

The value estimated to the options was $450,000 and will be expensed over the vesting period of one year. On April 28, 2009, the Company terminated the stock option plan and grants there under. The Company recognized compensation expenses during the nine months ended September 30, 2009 and 2008 amounting to $75,000 and $225,000, respectively.

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

Overview

Maxsys Holdings, Inc., Inc. (the “Company”), formerly known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp., was incorporated in Delaware on January 11, 2008. On March 11, 2009, the Company entered into a merger agreement with Tai Pan Holding, Inc. (“Tai Pan”), a Delaware corporation, pursuant to which the Company merged with Tai Pan on March 16, 2009, with the Company as the surviving entity. We accounted for this merger transaction as a reverse acquisition and recapitalization and, as a result, our financial statements are in substance those of Tai Pan, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the merger transaction. In connection with the merger, the Company changed its name to “Tai Pan Holding, Inc.” on March 25, 2009.

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

On September 3, 2009 the Company decided to change its name to Maxsys Holdings, Inc. The Company continues to locate and identify suitable business entities for potential combination with any such entity. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for- assets exchange. No assurances can be given, however, that the Company will be successful in locating or negotiating with any target business.

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

Our principal operations commenced in September 2007.  However, to date, we have had limited revenues. Financial Accounting Standards Board Statement No. 7 (“FAS 7”) sets forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of management, our activities from our inception through September 30, 2009 fall within the referenced guidelines. Accordingly, we report our activities in this report in accordance with FAS 7.

The FASB finalized the FASB Accounting Standards Codification effective for periods ending on or after September 15, 2009.  The Company has currently retained references to FASB but provides references to the Codification as follows:

Pre- Codification	FASB Accounting Standards Codification

FAS 109 - Accounting for Income Taxes	Topic 740 - Income Taxes
FAS 123 (R) - Share-Based Payment	Topic 718-1- - Compensation - Stock Compensation
EITF 96-18 - Accounting for Equity Instruments that are	Topic 505 - 50 - Equity-Based Payments to Non-Employees
Issued to Other Than Employees for Acquiring
FAS 157 - Faive Value Measurements	Topic 820 - Fair Value Measurements and Disclosures
FAS 159 - The Fair Value Option for Financial Assets and	Topic 825 - Financial Instruments
Financial Liabilities
FSP FAS 107-1 and APB 28-1- Interim disclosures about	Topic 320 -10-35 - Investments - Debt and Equity Securities
Fair Value of Financial Statements
FAS 141(R) - Business Combinations	Topic 805 - Business Combinations
FAS 5 - Accounting for Contingencies	Topic 450 - Contingencies
FAS 165 - Subsequent Events	Topic 855 - Subsequent Events
FAS 7 - Accounting and Reporting by Development Stage Enterprises	Topic 915 - Development Stage Entities

Results of Operations--Three month period ended September 30, 2009 as compared to three month period ended September 30, 2008

Revenue. During the three-month period ended September 30, 2009, we had revenues of $1,085 as compared to revenues of $73,653 during the same period in 2008, a decrease of 99%. This decrease is mainly attributable to the Company’s decision to stop selling convertible boxes and antennas in the beginning of June 2009.

Operating Expenses. Our operating expenses for the three months ended September 30, 2009 were $41,625, as compared to $171,449 in the same period of 2008, a decrease of 76%. The decrease is mainly attributable to the discontinuance of our research and development activities.

Selling and Marketing Expenses. Our selling and marketing expenses for the three months ended September 30, 2009 were $3,248, as compared to $31,691 for the same period in 2008, a decrease of 90%.  This decrease is mainly because of the declining selling activities of converter boxes in the third quarter of 2009.

Research and Development Expenses. We did not incur research and development expenses during the three months ended September 30, 2009.  The Company decided to discontinue the development project and shifted to the sale of converter boxes.

General and Administrative Expenses. Our general and administrative expenses for the three months ended September 30, 2009 were $38,377, as compared to $108,027 for the same period in 2008, a decrease of 64%.  This decrease is mainly because of the discontinuation of our development project.

Loss from Operations.  Our losses from operations for the three months ended September 30, 2009, amounted to $41,629, as compared to $150,539 for the same period in 2008, a decrease of 73%. This decrease is mainly because of the discontinuance of our research and development projects.

Interest Expense. We incurred interest expense amounting to $251 for the three months ended September 30, 2009 in connection with the promissory notes. For the same period in 2008, the Company paid interest totaling $4,496 for the line of credit.

Results of Operations--Nine month period ended September 30, 2009 as compared to nine month period ended September 30, 2008

Revenue. During the nine month period ended September 30, 2009, we had revenues of $159,194 as compared to revenues of $108,165 during the same period in 2008, an increase of 31%. This increase is mainly because we did not have any revenues for the first 4 months of 2008 as we were still engaged in our development project and had not commenced selling ATSC digital converter box.

Operating Expenses. Our operating expenses for the nine months ended September 30, 2009 were $325,462, as compared to $730,530 for the same period in 2008, a decrease of 55%. The decrease is mainly attributable to the discontinuance of our research and development activities.

Selling and Marketing Expenses.  Our selling and marketing expenses for the nine months ended September 30, 2009 were $34,299, as compared to $68,420 for the same period of 2008, a decrease of 50%. This decrease is primarily because of our declining selling activities of converter boxes.

Research and Development Expenses. We did not incur research and development expenses during the nine months ended September 30, 2009.  The Company decided to discontinue the development project and shifted to the sale of converter boxes.

General and Administrative Expenses. Our general and administrative expenses for the nine months ended September 30, 2009 were $291,163, as compared to $465,723 for the same period in 2008, a decrease of 37%.  This decrease is mainly because of the discontinuation of our development project.

Loss from Operations.  Our losses from operations in the nine months period ended September 30, 2009, amounted to $324,724, as compared to our losses from operations of $700,960 for the same period of 2008, a decrease of 54%. This decrease is mainly because of the discontinuance of our research and development projects.

Interest Expenses. We incurred interest expenses amounting to $4,683 for the nine months ended September 30, 2009 in connection with the promissory notes and line of credit and $3,757 of such expenses for the same period in 2008.

Other Expenses. For the nine months ended September 30, 2009, we recorded other expenses $3,455 in connection with the disposal of equipment. We did not have such expenses for the same period in 2008.

Liquidity and Capital Resources

For the nine-month period ended September 30, 2009, we generated $209,404 from operating activities, as compared to $924,940 that we used in operating activities for the nine-month period ended September 30, 2008.  This increase is primarily due to increase in sales and decrease in operating expenses for the first nine months of 2009 and maturity of a $300,000 certificate of deposit in February 2009.

For the nine-month period ended September 30, 2009, we used $244,240 in financing activities, primarily in connection with paying off a line of credit, as compared to $916,790 that we generated in financing activities during the nine-month period ended September 30, 2008, mainly in connection with the proceeds received from the issuance of common stock and obtaining of line of credit.

For the nine-month period ended September 30, 2009, $8,431 was provided from investing activities from the disposal of test equipment, as compared to $79,844 that we used in investing activities to purchase computer hardware and software for our development project for the nine-month period ended September 30, 2008.

As of September 30, 2009, we had cash of $1,527.  Our total current assets were $11,134 and our total current liabilities were $239,698, which resulted in negative net working capital of $228,564.

To provide sufficient funding for our business plan, we will need to raise approximately $3 million to $4 million of additional capital during fiscal year of 2009.  We expect to achieve this financing goal through public or private equity offerings. We may raise the capital in more than one transaction according to the economy and market conditions.  However, we have encountered unexpected difficulties with implementation of our previous business plans, and there can be no assurance that unexpected difficulties can be avoided when we carry on our future business plans.  This fact alone could compromise our chances of raising sufficient funds in the foreseeable future. If we are able to raise the funds, the terms and conditions may be highly dilutive to our existing stockholders.

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

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended September 30, 2009.

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

Shen v. Gridlink Technologies, Inc. (Superior Court of California, County of Los Angeles, Case No. B0394915). Manling Shen, a former employee of the Company, filed suit against the Company in the Superior Court of California, County of Los Angeles, alleging the Company of breach of the employment contract and failure to provide her with the severance payment upon the termination of his employment pursuant to the employment contract.

Liu v. Gridlink Technologies, Inc. (Superior Court of California, County of Los Angeles, Case No. B0397482).  Joshua Liu, a former employee of the Company, filed suit against the Company in the Superior Court of California, County of Los Angeles, alleging the Company of breach of the employment contract and failure to provide him with the severance payment upon the termination of his employment pursuant to the employment contract.

Although neither of the above two cases have been decided so far, the Company’s outside legal counsel suggested that the Company could pay a total of approximately $100,000 to settle with Manling Shen and Josuha Liu.

Grillink Technologies, Inc. a Delaware corporation, Cross-Complainant, vs Jay Wang, an individual (Superior Court of California, County of Los Angeles, Case No. BC394915 c/w BC 397482). In connection with the suits filed by Manling Shen and Joshua Liu against the Company, the Company filed a cross-complaint against the Company’s former CEO—Jay Wang, in the Superior Court of California, County of Los Angeles, alleging Jay Wang of breach of fiduciary duty, fraud, and negligence, and requesting for indemnification. This case has not been decided yet.

Jay Wang, an individual, Cross complainant, v Gridlink Technologies, Inc. (Superior Court of California, County of Los Angeles, Case No. BC394915 c/w BC397482). In connection with the above-mentioned suits, in June 2009, the Company’s former CEO—Jay Wang filed cross-complaint against the Company for accounting, declaratory relief, and indemnification, alleging the Company of wrongful termination in violation of public policy, violation of California Labor Code 1102.5, breach of contract to terminate for cause, breach of fiduciary duty, breach of duty of loyalty, breach of contract, and breach of the covenant of good faith and fair dealing. This case has not been decided yet.

The final status conference was held on October 23, 2009 and the court granted continuance to extend trial date to April 5, 2010.

ITEM IA.                RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.                  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 18, 2009, the Company issued 888,889 shares of common stock for total consideration of $20,000 for general operation of the Company under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.                  OTHER INFORMATION

None

ITEM 6.                  EXHIBITS

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger (1)

3.1	Certificate of Incorporation (2)

3.2	Certificate of Merger (3)

3.3	Bylaws (2)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation's Chief Executive Officer *
32.2	Section 906 Certification by the Corporation's Chief Financial Officer *

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

November 19, 2009	MAXSYS HOLDINGS, INC.

By: /s/ William Elder
William Elder
Chief Executive Officer

By: /s/ Cheng-Yu Wang
Cheng-Yu Wang
Chief Financial Officer