Form 10-K
period 2009-12-31
MAXSYS HOLDINGS, INC.
filed 2010-04-15
CIK 1411164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________

Form 10-K
__________________________
(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number: 000-53148

MAXSYS HOLDINGS, INC.
(Exact name of Company as specified in its charter)

DELAWARE	26-0904488
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

22817 Ventura Blvd., #462, Woodland Hills, CA 91364
(Address of principal executive offices) (Zip Code)
Company's telephone number: (818) 943-8068

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ YES     ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ YES     ☒ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ YES     ☒ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files)   ☐ YES    ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ YES     ☒ NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  The registrant’s common stock had no active trading market as of the last business day of its most recently completed second fiscal quarter.

As of April 15, 2010, there were 82,260,552 shares of common stock outstanding.

Maxsys Holdings, Inc.
FORM 10-K
For the Fiscal Year Ended December 31, 2009

PART I

Item 1.          Description of Business.

Our History

Maxsys Holdings, Inc., Inc. (the “Company”), formerly known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp. (the “Unicapital”), was incorporated in Delaware on January 11, 2008. On March 11, 2009, the Company entered into a merger agreement with Tai Pan Holding, Inc. (“Tai Pan”), a Delaware corporation, pursuant to which the Company merged with Tai Pan on March 16, 2009, with the Company as the surviving entity. We accounted for this merger transaction as a reverse acquisition and recapitalization and, as a result, our financial statements are in substance those of Tai Pan, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the merger transaction. In connection with the merger, the Company changed its name to “Tai Pan Holding, Inc.” on March 25, 2009.  On September 3, 2009 the Company decided to change its name to Maxsys Holdings, Inc.

General

Prior to the merger acquisition, the Company was developing high-speed wireless communications equipment and accessories that enable the transmission of data, voice, and video with high throughput speeds and capacity.  In May 2008, the Company’s management decided to discontinue the development project due to the lack of the funds and the resignation of its founder/CEO. Instead, the Company continued its operations as a distributor and retailer of ATSC digital converter boxes, a business which the Company continued since the merger transaction. ATSC digital converter box allows analog televisions to receive digital signals after analog broadcasting terminates on June 12, 2009.

Subsequent to its ATSC digital converter box program, the Company has determined to grow through acquisition and/or merger and thus is in the process of locating and identifying suitable high growth business entities for potential combination. Such combinations may likely take the form of a merger, stock-for-stock exchange or stock-for- assets exchange. While the Company is committed to this approach to its growth, no assurances can be given that the Company will be successful in locating or negotiating with any target businesses.

While the Company is seeking to combine with high margin proprietary and/or emerging technology companies, it has not restricted its search to other kinds of businesses that may bring significant value to its shareholders.  While the Company is not necessarily limiting its search to any specific stage, it is most likely to acquire an operating company with high growth potential. Given the range of possible forms that any such combination may take, the exact transaction requirements may vary significantly, depending on what is required to ensure the viability of the combined entity.. In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws.  In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

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

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Registrant prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company’s directors may resign and new directors may be appointed without any vote by stockholders.

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

We presently have no employees. Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business only several hours per week until the acquisition of a successful business opportunity has been consummated. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A.       Risk Factors.

Risk Factors

An investment in the company is highly speculative in nature and involves an extremely high degree of risk.

Our Business Is Difficult To Evaluate Because We Have Minimal Operating History.

As we have only minimal operating history or revenue and minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have had minimal operating history and minimal revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

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

The Company Intends To Issue More Shares In A Merger Or Acquisition, Which Will Result In Substantial Dilution.

Our certificate of incorporation authorizes the issuance of a maximum of 300,000,000 shares of common stock and a maximum of 20,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

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

We Cannot Assure You That Following A Business Combination With An Operating Business; Our Common Stock Will Be Listed On NASDAQ Or Any Other Securities Exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

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

Control by Management and Directors.

Management and Directors currently owns 71.3% of all the issued and outstanding capital stock of the Company. Consequently, management and directors have the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

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

Item 2.         Description of Property.

As of April 15, 2010, our corporate office is located at 22817 Ventura Blvd., #462, Woodland Hills, CA 91364. We don’t own any real estate properties. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

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

Gridlink Technologies, Inc. a Delaware corporation, Cross-Complainant, vs Jay Wang, an individual (Superior Court of California, County of Los Angeles, Case No. BC394915 c/w BC 397482). In connection with the suits filed by Manling Shen and Joshua Liu against the Company, the Company filed a cross-complaint against the Company’s former CEO—Jay Wang, in the Superior Court of California, County of Los Angeles, alleging Jay Wang of breach of fiduciary duty, fraud, and negligence, and requesting for indemnification. This case has not been decided yet.

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

The last final status conference on March 26, 2010, the court granted another continuance to extend trial date to July 19, 2010.

Item 4.         Submission of Matters to Vote of Security Holders.

For the period from the inception of the Company on January 11, 2008 to December 31, 2009 there have been no matters submitted to the vote of the security holders.

PART II

Item 5.         Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

There is presently no established market for our securities. As of March 31, 2010, we have 82,260,552 shares of common stock issued and outstanding.  None of the shares of our issued and outstanding common stock are currently eligible for resale pursuant to an exemption under Rule 144 promulgated under the Securities Act of 1933.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock, par value $.01 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of April 15, 2010 there were 46 holders of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock, par value $.01 per share (the “Preferred Stock”).  The Company has not yet issued any of its preferred stock.

Transfer Agent

The transfer agent for our common stock is Transfer Online, Inc. 317 SW Alder Street, 2nd Floor, Portland, OR 97204.

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

Recent Sales of Unregistered Securities

On January 31, 2009, the Company issued 3,000,000 shares of common stock for total consideration of $75,000 for general operation of the Company.

On September 18, 2009, the Company issued 888,889 shares of common stock for total consideration of $20,000 for general operation of the Company.

On October 28, 2009, the Company issued 71,663shares of common stock for total consideration of $2,150 for general operation of the Company.

On December 4, 2009, the Company issued 300,000 shares of common stock for total consideration of $9,000 for general operation of the Company.

The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

Item 7.          Management’s Discussion and Analysis or Plan of Operations.

Forward Looking Statement Notice

Certain statements made in this periodic report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Maxsys Holdings, Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Overview

The Company originally formed to develop, manufacture, and market high-speed wireless communications equipment and accessories that enable the high speed transmission of data, voice, and video with high throughput speeds and capacity.  The first product brought to market were digital converter boxes to allow legacy analog televisions to receive new digital transmissions over the air following the discontinuance of analog broadcasts after June 12, 2009.  In May 2008, management decided to discontinue the development effort due to the lack of the capital and the resignation of its founder/CEO.  Instead, the Company continued its operations as a distributor and retailer of ATSC digital converter boxes, a business which the Company has continued since the merger transaction.

Subsequent to its ATSC digital converter box program, the Company established the goal of growing the Company through acquisition and/or merger.  To accomplish that goal, the Company has been seeking suitable candidates with high growth potential. Such combinations will likely take the form of a merger, stock-for-stock exchange or stock-for- assets exchange. While the Company is committed to this approach to its growth, no assurances can be given that the Company will be successful in locating or negotiating with any target businesses.  Then on September 3, 2009 the Company decided to change its name to Maxsys Holdings, Inc.

While the Company has not restricted its search for any specific kind of business and it is targeting operating businesses with high margin proprietary technology. However, until specific target companies have been identified, it is not possible to establish the structure of any such transaction. This will depend on such factors as need for capital, share value, revenue levels, profitability, etc.

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

Accounting for Business Combination

In December 2007, the FASB issued Accounting Standards Codification (ASC) Topic 805, Business Combinations, which became effective January 1, 2009 via prospective application to business combinations. This Statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The Company adopted this Statement on January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

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

Our principal operations commenced in September 2007.  However, to date, we have had limited revenues. ASC Topic 915, Development Stage Entities, sets forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of management, our activities from our inception through December 31, 2009 fall within the referenced guidelines. Accordingly, we report our activities in this report in accordance with ASC Topic 915.

Year ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenue. Net sales for the twelve months ended December 31, 2009 decreased from the comparable prior year period by $21,707, or 12%. The decrease in sales is due to expiration of government ATSC digital converter box program in July 2009.

Gross Margin.  Gross profit derived from net sales less the cost of purchase. Gross margin as a percentage of sales decreased to 6% for the year ended December 31, 2009 from 25% in the prior year. This is primarily the result of a decrease in direct to consumer sales combined with more frequent order and product specific discount offers for consumers. Gross profit on wholesale sales increased as a result of a unit price decrease that was implemented during the second quarter of 2009.

Total operating expenses. Our operating expenses for the year ended December 31, 2009 were $370,885, as compared to $1,111,420 for the same period in 2008, a decrease of 68%. The decrease is mainly attributable to the discontinuance of our research and development activities in 2008.

Selling and Marketing Expenses.  Our selling and marketing expenses for the year ended December 31, 2009 were $36,200, as compared to $92,360 for the same period of 2008, a decrease of 61%. This decrease is primarily because of our declining selling activities of converter boxes after July 2009.

Research and Development Expenses. We did not incur research and development expenses during the year ended December 31, 2009.  The Company decided to discontinue the development project and shifted to the sale of converter boxes in May 2008.

General and Administrative Expenses. Our general and administrative expenses for the year ended December 31, 2009 were $334,685, as compared to $753,868 for the same period in 2008, a decrease of 57%.  This decrease is mainly because of the discontinuation of our development project.

Loss from Operations.  Our losses from operations for the year ended December 31, 2009, amounted to $362,637, as compared to our losses from operations of $1,066,305 for the same period of 2008, a decrease of 67%. This decrease is mainly because of the discontinuance of our research and development projects.

Interest Expenses. We incurred interest expenses amounting to $7,481 for the year ended December 31, 2009 in connection with the promissory notes and line of credit and $14,782 of such expenses for the same period in 2008.

Miscellaneous Expenses. For the twelve months ended December 31, 2009, we recorded other expenses of $6,148 in connection with the disposal of equipment. We did not have such expenses for the same period in 2008.

No expense or benefit from income taxes was recorded during the years ended June 30, 2009 and 2008. We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

We had net loss of $375,332 or ($0.005) per diluted share, for the twelve months ended December 31, 2009 compared with net loss of $1,071,206, or ($0.014) per diluted share, for the year ended December 31, 2008.

Variability of Results

We have experienced significant quarterly fluctuations in operating results and anticipate that these fluctuations may continue in future periods. As described in previous paragraphs, operating results have fluctuated as a result of changes in sales levels to consumers and wholesalers, competition, costs associated with new product introductions and increases in raw material costs. In addition, future operating results may fluctuate as a result of factors beyond our control such as foreign exchange fluctuation, changes in government regulations, and economic changes in the regions it operates in and sells to. A portion of our operating expenses are relatively fixed and the timing of increases in expense levels is based in large part on forecasts of future sales. Therefore, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to meaningfully adjust spending in certain areas, or the inability to adjust spending quickly enough, as in personnel and administrative costs, to compensate for a sales shortfall. We may also choose to reduce prices or increase spending in response to market conditions, and these decisions may have a material adverse effect on financial condition and results of operations.

Liquidity and Capital Resources

For the year ended December 31, 2009, we generated $177,846 from operating activities, as compared to $943,232 that we used in operating activities for the year ended December 31, 2008.  This increase is primarily due to increase in sales and decrease in operating expenses for the first six months of 2009 and maturity of a $300,000 certificate of deposit in February 2009.

For the year ended December 31, 2009, we used $188,621 in financing activities, primarily in connection with paying off a line of credit, as compared to $950,004 that we generated in financing activities during the year ended December 31, 2008, mainly in connection with the proceeds received from the issuance of common stock and obtaining of line of credit.

For the year ended December 31, 2009, $6,809 was provided from investing activities from the disposal of test equipment, as compared to $77,161 that we used in investing activities to purchase computer hardware and software for our development project for the year ended December 31, 2008.

As of December 31, 2009, we had cash of $23,966.  Our total current assets were $25,147 and our total current liabilities were $289,813, which resulted in negative net working capital of $264,666.

To provide sufficient funding for our business plan, we will need to raise approximately $3 million to $4 million of additional capital during fiscal year of 2010.  We expect to achieve this financing goal through public or private equity offerings. We may raise the capital in more than one transaction according to the economy and market conditions.  However, we have encountered unexpected difficulties with implementation of our previous business plans, and there can be no assurance that unexpected difficulties can be avoided when we carry on our future business plans.  This fact alone could compromise our chances of raising sufficient funds in the foreseeable future. If we are able to raise the funds, the terms and conditions may be highly dilutive to our existing stockholders.

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

Quantitative and Qualitative Disclosures about Market Risk

We do not have any material exposure to market risk associated with our cash and cash equivalents. Our note payables are at a fixed rate and, thus, are not exposed to interest rate risk.

Item 8.         Financial Statements.

The information required by this item is included on pages F-1 through F-7.

Item 9.         Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.       Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports made pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.   In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of period covered by this report in timely alerting them to material information relating to the Company required to be disclosed in our periodic reports with the Securities and Exchange Commission.

Management’s Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Principal Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•         Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•        Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•        Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

 Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

We continue the process to complete a thorough review of our internal controls as part of our preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires our management to report on, and our external auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. As a non-accelerated filer under Rule 12b-2 of the Exchange Act, our first report under Section 404 as a smaller reporting company will be contained in our Form 10-K for the year ended December 31, 2010.

 This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report.

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In the estimation of our senior management, none of the following changes in the composition of management have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting:

Item 9B.       Other Information

Not applicable.

PART III

Item 10.       Directors and Executive Officers of Maxsys Holdings, Inc.

A.The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
William Elder	54	Chief Executive Officer and Executive Chairman of the Board
Cheng-Yu Wang	48	Chief Financial Officer, Secretary, and Director
Hoon Leum Goh	59	Chief Operating Officer and Director
Kheng Siang Lee	56	Director
Eng Seng Tan	45	Director

All directors serve for one-year terms until their successors are elected or they are re-elected at the annual stockholders' meeting.  Directors are not presently compensated for their service on the board, other than the repayment of actual expenses incurred.  There are no present plans to compensate directors for their service on the board.

 Their business experiences are as follows:

William Elder, age 54, Chief Executive Officer and Executive Chairman

- CEO and owner of Megasys Corporation, a California corporation, from January 1991 to present

- Independent engineering consultant to Fortune 500 companies from 1983 to 1991

- Sales development manager of NDIR Gas Analysis Division from 1981 to 1983

- Engineering Manager of Microprocessor-based Automotive Control Products for Olson Engineering Inc. from 1979 to 1981

Cheng Yu Wang, age 48, Director, Secretary and Chief Financial Officer

- CFO/Secretary and Director of Gridlink Technologies, Inc, a Delaware corporation in US (the former entity of Maxsys Holdings, Inc), from September 2007 to present.

- CFO of Xtreme RF, Inc, a Nevada corporation in US, from May 2006 to September 2007

- Accounting Manager of iQstore, Inc, a California Corp in US, from April 2005 to May 2006

- Partner of Ko, Chen and Wang Accountancy Corporation, from May 2001 to April 2005.

Hoon Leum Goh, age 59, Director

- Managing Director of TacPlas Property Services Pte Ltd, a Singapore company, from August 2007 to present.

- Project Director of Sapphire Corporation, a public listed company in Singapore and General Manager of Caravelle Construction & Development Pte Ltd, a subsidiary of Sapphire, from 2004 to August 2007

Kheng Siang Lee, age 56, Director- President/CEO and director of Gridlink Technologies, Inc, a Delaware corporation in US (the former entity of Tai Pan Holding, Inc), from 2007 to 2009.

- Executive Director/ Executive Chairman of Oculus Limited, a public listed company in Singapore, from 2007 to 2008.

- Executive Director of Enzer Corporation, a public listed company in Singapore, from 2007 to 2008.

- CEO/Executive Chairman of Global Ariel Limited, a public listed company in Singapore, from 2003 to 2007.

Eng Seng Tan, age 45, Director

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

D. Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, criminal proceedings and judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

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

Based solely on the Company’s review of the copies of the forms received by it during the year ended December 31, 2009 and written representations that no other reports were required, the Company believes that believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serve in these capacities.

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

Item 11.       Executive Compensation.

The following table describes compensation awarded, paid to or earned, for the last fiscal year, by us to our former Chief Executive Officers and Chief Financial Officer during our fiscal years ended December 31, 2009 and 2008.

							Non-Qualified
						Non-Equity	Deferred
Name and Principal				Stock	Option	Incentive Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

William Elder (1)	2009	$-	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer and Chairman	2008	$-	$-	$-	$-	$-	$-	$-	$-
Of Board

Cheng-Yu Wang (2)	2009	$50,920	$-	$-	$-	$-	$-	$-	$50,920
Chief Financial Officer, Secretary	2008	$19,222	$-	$-	$-	$-	$-	$-	$19,222
and Director

Kheng Siang Lee (3)	2009	$-	$-	$-	$-	$-	$-	$-	$-
Former President, CEO and Chairman	2008	$-	$-	$-	$-	$-	$-	$-	$-

Hoon Leum Goh (4)	2009	$-	$-	$-	$-	$-	$-	$-	$-
Chief Operating Officer, Director	2008	$-	$-	$-	$-	$-	$-	$-	$-

(1)	Mr. William Elder became our Chief Executive Officer, Chairman of the board effective August 23, 2009.

(2)	Mr. Cheng-Yu Wang is our Chief Financial Officer since September 5, 2007.

(3)	Mr. Kheng Siang Lee became our President and Chief Executive since April 23, 2008 and resigned from the position on June 29, 2009.

(4)	Mr. Hoon Leum Goh is our Chief Operating Officer since April 23, 2008.

Our officers and directors did not receive any compensation for services rendered to the Company after April 30, 2009. No remuneration of any nature has been paid for or on account of services rendered by directors in such capacity. Our officers and directors intend to devote no more than a few hours a week to our affairs in the near future.

Our officers and directors will not receive any finder's fee, either directly or indirectly, as a result of any efforts to implement our business plan outlined herein.

It is possible that, after we successfully consummate a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, we have adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

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

The following table sets forth, as of December 31, 2009, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class(3)
Kheng Siang Lee Director	51,300,000	62.4%
Cheng Yu Wang Secretary, Chief Financial Officer and Director	4,850,000	5.9%
Eng Seng Tan Director	1,750,000	2.1%
Hoon Leum Goh Chief Operating Officer and Director	750,000	*
William Elder	0	*
All Officers and Directors as a group	58,650,000	71.3%

_____________________________

* Represents less than 1%

(1)	Unless otherwise indicated, the address of each of the named parties in this table is: 22817 Ventura Blvd., Suite #462, Woodland Hills, CA 91364
(2)
This table is based upon information supplied by our officers, directors, principal stockholders and our transfer agent.   Unless otherwise indicated, this table includes shares owned by a spouse, minor children, and relatives sharing the same home, as well as entities owned or controlled by the named beneficial owner.  Unless otherwise noted, we believe the shares reflected in this table are owned of record and beneficially by the named beneficial owner.

(3)	Based on 82,260,552 shares outstanding as of December 31, 2009.

Item 13.       Certain Relationships and Related Transactions.

On April 21, 2008, the Company issued a promissory note payable to Tai Pan Capital Private Limited, an affiliate, amounting to $120,000.  The promissory note bears interest at 6% per annum and is collateralized by the Company’s inventories and accounts receivable.  As of December 31, 2009, the balance of the promissory note amounted to $75,174.

In April and June 2009, the Company obtained advances from a director totaling $20,000 (presented in the balance sheet as part of notes payable to related parties). As of December 31, 2009, the balance of the promissory note amounted to $20,887.

At the year-end 2009, the Company obtained advances from an affiliate of the Company, totaling $21,671 (presented in the balance sheet as part of notes payable to related parties).

Item 14.       Principal Accountant Fees and Services

On March 25, 2009, the Company dismissed Stan J. H. Lee, CPA, principal accountant of Unicapital, as Company’s outside independent accounting firm.  This action has been approved by the Registrant’s Board of Directors.

The audit report of Stan J. H. Lee, CPA on the Registrant’s financial statements for the period from January 11, 2008 (inception) to February 15, 2008 does not contain an adverse opinion or a disclaimer of opinion and is not qualified as to audit scope or accounting principle.  However, Stan J. H. Lee, CPA included within its report on the Registrant’s financial statements a paragraph stating that the Registrant’s losses from operations raise substantial doubt about its ability to continue as a going concern.  See the Registrant’s report on Form 10-12G filed March 28, 2008 for Stan J. H. Lee, CPA’s complete report.

From January 11, 2008 (Registrant’s inception date) through the date of the dismissal (March 25, 2009), there have been no disagreements with Stan J. H. Lee, CPA on any matter of accounting principles or practices, financial statements disclosures, or auditing scope or procedure which, if not resolved to the satisfaction of Stan J. H. Lee, CPA would have caused them to make reference to the matter in their report.  Further, there were no reportable events as term is described in Item 304(a)(1)(iv) of Regulation S-X, or any reportable event, as the term is defined in Item 304(a)(1)(v) of Regulation S-K.

Stan J. H. Lee, CPA has not performed any audit procedures or any pre-issuance review procedures since February 23, 2008 (issuance of auditors’ report).

From January 11, 2008 (Registrant’s inception date) to March 25, 2009, the Registrant has not consulted Stan J. H. Lee, CPA regarding any matter.

The Company has requested Stan J. H. Lee, CPA to furnish it a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.  A copy of the letter, dated April 7, 2009, is filed as Exhibit 3.4 to this Form 10-K.

On March 25, 2009, the Registrant appointed Vasquez & Company LLP as the Company’s independent accounting firm.  This action has also been approved by the Registrant’s Board of Directors.

	Years Ended October 31,
	2009		2008
Stan J. H. Lee, CPA
Audit fees	$		$1,100
Audit-related fees (a)		$-	$-
Tax fees (b)		$-	$-
Registration Statement Fees		$-	$-
All other fees	$		$-

Vasquez & Company LLP
Audit fees		$11,000	$10,000
Audit-related fees (a)		$-	$-
Tax fees (b)		$-	$-
Registration Statement Fees		$-	$-
All other fees		$9,000	$-

(a) Audit-related fees primarily include research services to validate certain accounting policies.

(b) Tax fees include costs for the preparation of our corporate income tax return.

Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended December 31, 2009, all audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by Vasquez & Company LLP  was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Item 15.        Exhibits.

(a)                 1.    Financial Statements.

The following financial statements of Maxsys Holdings, Inc., are submitted as a separate section of this report (See F-pages), and are incorporated by reference in Item 7:

(b)                Exhibits

The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-K or incorporated herein by reference to previous filings as noted:

Exhibit Table

Exhibit Number	Description
2.1	Agreement and Plan of Merger (1)
3.1	Certificate of Incorporation (2)
3.2	Certificate of Merger (3)
3.3	Bylaws (2)
3.4	Letter of Stan J. H. Lee, CPA (4)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer

* Filed herewith.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 19, 2009.

(2)	Incorporated by reference from the Registrant’s registration statement on Form 10-12G filed on March 28, 2008.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 26, 2009.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on April 8, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2010	Maxsys Holdings, Inc.
(Registrant)

	By:	/s/ William Elder

Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ William Elder	Chairman of the Board and Chief Executive Officer	April 15, 2010
/s/ Cheng Yu Wang	Chief Financial Officer, Secretary and Director	April 15, 2010

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s fiscal year ended December 31, 2009, has been sent as of the date of this report.

2.	No proxy soliciting material has been sent to the company’s security holders with respect to the 2009 annual meeting of security holders.

3.
If such report or proxy material is furnished to security holders subsequent to the filing of this Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.

ANNUAL REPORT ON FORM 10-K
ITEM 7
FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 31, 2009 and 2008
MAXSYS HOLDINGS, INC.
WOODLAND HILLS, CA

MAXSYS HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Maxsys Holdings, Inc.
(formerly known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Maxsys Holdings, Inc. (formerly known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.) (the "Company") as of December 31, 2009 and 2008, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and the period from September 5, 2007 (inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts, and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maxsys Holdings, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has incurred losses and has negative cash flows. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/ Vasquez & Company LLP
Los Angeles, California
April 14, 2010

Maxsys Holdings, Inc.
(Formerly Known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.)
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2009	2008
ASSETS
Current assets
Cash	$23,966	$27,932
Accounts receivable	331	1,092
Other receivables	850	30,764
Inventories	-	116,201
Total current assets	25,147	175,989

Property and equipment - net	31,477	58,647
Other assets	4,200	315,901
Total assets	$60,824	$550,537

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$700	$8,035
Accrued liabilities	171,380	136,321
Note payable to related party	117,733	112,564
Line of credit	-	299,940
Other current liabilities	-	28,484
Total current liabilities	289,813	585,344

Stockholders' deficit
Preferred stock: $0.01 par value, 20,000,000 shares authorized; none issued	-	-
Common stock: $0.01 par value; 300,000,000 shares authorized; 82,260,552 and 78,000,000 issued in 2009 and 2008, respectively	822,606	780,000
Additional paid-in capital	521,044	382,500
Retained earnings deficit	(1,572,639)	(1,197,307)
Total stockholders' deficit	(228,989)	(34,807)

Total liabilities and stockholders' deficit	$60,824	$550,537

See notes to financial statements.

Maxsys Holdings, Inc.
(Formerly Known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.)
(A Development Stage Company)
Statements of Operations

	For the		Period from
	Years Ended		September 5, 2007
	December 31,		(inception) to
	2009	2008	December 31, 2009

Revenues	$159,499	$181,206	$340,705

Cost of sales	151,251	136,091	287,342

Gross profit	8,248	45,115	53,363

Operating expenses
Sales and marketing	36,200	92,360	158,592
Research and development	-	265,192	337,489
General and administrative	334,685	753,868	1,112,687
Total operating expenses	370,885	1,111,420	1,608,768

Loss from operations	(362,637)	(1,066,305)	(1,555,405)

Other income (expense)
Interest income	1,257	12,058	13,677
Finance charges	(7,481)	(14,782)	(22,263)
Franchise Taxes	(1,114)	(2,177)	(3,291)
Miscellaneous income	791	-	791
Miscellaneous expenses	(6,148)	-	(6,148)

Net loss	$(375,332)	$(1,071,206)	$(1,572,639)

Basic and diluted loss per common share	*	*

Basic and diluted weighted average common shares outstanding	80,000,000	78,000,000

* Less than $0.01.

See notes to financial statements.

Maxsys Holdings, Inc.
(Formerly Known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.)
(A Development Stage Company)
Statements of Stockholders’ Deficit

			Additional	Retained	Total
	Common Stock		paid-in	Earnings	Stockholders'
	Shares	Amount	capital	Deficit	deficit

Balance, September 5, 2007	-	$-	$-	$-	$-

Issuance of stock for cash at $0.01
per share in September 2007	75,000,000	750,000	-	-	750,000

Net loss	-	-	-	(126,101)	(126,101)

Balance, December 31, 2007	75,000,000	$750,000	$-	$(126,101)	$623,899

Issuance of stock for cash at $0.0125
per share in December 2008	3,000,000	30,000	7,500	-	37,500

Recognition of stock based compensation	-	-	375,000	-	375,000

Net loss	-	-	-	(1,071,206)	(1,071,206)

Balance, December 31, 2008	78,000,000	$780,000	$382,500	$(1,197,307)	$(34,807)

Issuance of stock for cash at $0.025
per share in January 2009	3,000,000	30,000	45,000	-	75,000

Recognition of stock based compensation	-	-	75,000	-	75,000

Issuance of stock for cash at $0.0225
per share in September 2009	888,889	8,889	11,111		20,000

Issuance of stock for cash at $0.03
per share in October 2009	71,663	717	1,433		2,150

Issuance of stock for cash at $0.03
per share in December 2009	300,000	3,000	6,000		9,000

Net loss	-	-	-	(375,332)	(375,332)

Balance, September 30, 2009	82,260,552	$822,606	$521,044	$(1,572,639)	$(228,989)

See notes to financial statements.

Maxsys Holdings, Inc.
(Formerly Known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.)
 (A Development Stage Company)
Statements of Cash Flows

			Period from
	Years Ended		September 5, 2007
	December 31,		(inception) to
	2009	2008	December 31, 2009

Operating activities
Net loss	$(375,332)	$(1,071,206)	$(1,572,639)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on sale of fixed assets	4,511	-	4,511
Depreciation	15,851	44,820	61,579
Non-cash stock based compensation	75,000	375,000	450,000
Changes in operating assets and liabilities:
Accounts receivable	761	(1,092)	(331)
Other receivables	29,915	(2,644)	(850)
Inventories	116,200	(116,200)	-
Other asssets	311,701	(302,614)	(4,200)
Accounts payable	(7,335)	2,101	700
Other current liabilities	(28,484)	1,164	-
Accrued liabilities	35,058	127,439	171,380
Net cash provided by (used in) operating activities	177,846	(943,232)	(889,850)

Investing activities
Proceeds from sale of property and equipment	6,809	-	6,809
Purchase of property and equipment	-	(77,161)	(104,376)
Net cash provided by (used in) investing activities	6,809	(77,161)	(97,567)

Financing activities
Proceeds from (payment of) line of credit	(299,940)	299,940	-
Proceeds from issuance (payment of) of note payable	5,169	112,564	117,733
Proceeds from issuance of common stock	106,150	537,500	893,650
Net cash provided by (used in) financing activities	(188,621)	950,004	1,011,383

Net change in cash	(3,966)	(70,389)	23,966

Cash, beginning of period	27,932	98,321	-
Cash, end of period	$23,966	$27,932	$23,966

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$7,481	$14,782	$22,263

See notes to financial statements.

Maxsys Holdings, Inc.
(Formerly Known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.)
 (A Development Stage Company)
Notes to Financial Statements

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

On September 3, 2009 the Company changed its name to Maxsys Holdings, Inc. Consequently, the financial information presented herein is that of Maxsys Holdings, Inc.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Managements’ Plan

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations and has negative cash flows from operating activities since its inception. At December 31, 2009 and 2008 the Company had $23,966 and $27,932, respectively in unrestricted cash. The Company requires funding to maintain working capital to meet its growth plans until such time revenues are sufficient to meet its anticipated cost structure. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are to obtain additional funding through an offering of common stock. There are no assurances that management will be successful in its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC Topic 740 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards. A valuation allowance is established to offset the deferred tax assets when it is more likely than not, that such tax assets will not be recovered.

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

Stock-Based Compensation

At inception, the Company adopted ASC Topic 718-1, Compensation – Stock Compensation. ASC Topic 718-1 requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period.

Accounting for Stock Options Issued to Consultants

The Company measures compensation expense for its non-employee stock-based compensation under ASC Topic 505-50, Equity-Based Payments to Non-Employees,. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

Fair Value Measurements

On January 1, 2008, the Company adopted ASC Topic 820, Fair Value Measurements and Disclosures, which became effective for the Company.  ASC Topic 820 relates to financial assets and financial liabilities. In February 2008, the FASB delayed the effective date of ASC Topic 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities.

ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. ASC Topic 820 was amended to exclude from the scope of ASC Topic 820 certain leasing transactions accounted for under ASC Topic 840, Leases. The amendment to ASC Topic 820 deferred the effective date of ASC Topic 820 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The adoption of ASC Topic 820 did not have a material impact on the Company’s financial statements since the Company generally does not record its financial assets and liabilities in its financial statements at fair value.

Effective January 1, 2008, the Company also adopted, on a prospective basis, ASC Topic 825, Financial Instruments. ASC Topic 825 permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of ASC Topic 825 did not have a material impact on the Company’s financial statements since the Company elected not to apply the fair value option for any of its eligible financial instruments or other items.

In April 2009, the FASB issued ASC Topic 320-10-35, Investments – Debt and Equity Securities.   This requires an entity to provide disclosures about fair value of financial instruments in interim financial information. ASC Topic 320-10-35 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have an impact on the Company’s financial statements.

Recent Accounting Pronouncements

In December 2007, the FASB issued ASC Topic 805, Business Combinations, which became effective January 1, 2009 via prospective application to business combinations. This Statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The Company adopted this Statement on January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2009, the FASB issued a statement requiring assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, Contingencies and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from ASC Topic 805. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events, which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of ASC Topic 855 did not have an impact to the Company’s financial statements.

PROPERTY AND EQUIPMENT

At December 31, 2009 and 2008, property and equipment consisted of the following:

	December 31,	December 31,
	2009	2008
Furniture and fixtures	$9,495	$9,495
Leasehold improvements	1,350	1,350
Machinery and equipment	16,818	19,138
Test equipment	25,379	39,033
Software	35,391	35,391
	88,433	104,407
Less accummulated depreciation	56,956	45,760
	$31,477	$58,647

Provisions for depreciation for the years ended December 31, 2009 and 2008 were $15,851 and $44,820, respectively.

OTHER ASSETS

At December 31, 2009 and 2008, other assets consisted of the following:

	December 31,	December 31,
	2009	2008
Certificate of deposit - restricted	$-	$302,614
Deposit	4,200	13,287
	$4,200	$315,901

LINE OF CREDIT

On March 12, 2008, the Company obtained a line of credit from United Commercial Bank amounting to $300,000. The line of credit bears interest at 4.44% per annum and is collateralized by the Company’s certificate of deposit. The Company paid off the total balance of $299,940 at the maturity date of February 13, 2009.

RELATED PARTY TRANSACTIONS

On April 21, 2008, the Company issued a promissory note payable to Tai Pan Capital Private Limited, an affiliate, amounting to $120,000.  The promissory note bears interest at 6% per annum and is collateralized by the Company’s inventories and accounts receivable.  As of December 31, 2009, the balance of the promissory note amounted to $75,174.

In April and June 2009, the Company obtained advances from a director totaling $20,000 (presented in the balance sheet as part of notes payable to related parties). As of December 31, 2009, the balance of the promissory note amounted to $20,887.

During the year 2009, the Company obtained advances from an affiliate of the Company, totaling $21,671 (presented in the balance sheet as part of notes payable to related parties).

STOCKHOLDERS’ EQUITY

During the period from September 5, 2007 (Inception) to December 31, 2009, the Company issued 82,260,552 shares of its common stock for a total consideration of $893,650.

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

b)   Litigation

Two of the Company’s former employees filed a legal action against the Company for breach of contract for failure to pay severance pay upon their termination from employment and pursuant to their employment agreements.  The Company accrued this liability as of December 31, 2009.  In April 2009, the Company filed a cross-complaint against the former CEO upon breach of fiduciary duty, fraud, and negligence in relation to the above legal action, and request for indemnification. In June 2009, the former CEO filed another cross-complaint against the Company for wrongful termination and others. The court granted another continuance to extend the trial day to July 19, 2010 at final status conference on July 9, 2009.

INCOME TAXES

For the years ended December 31, 2009 and 2008, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At December 31, 2009, the Company had approximately $1,122,639 of federal and $1,119,348 of state net operating losses.  The net operating loss carryforwards, if not utilized, will begin to expire in 2027 for federal purposes and in 2017 for California purposes.

The Company’s deferred tax assets on its net operating loss carryforwards amounted to $448,858 and $328,792 as of December 31, 2009 and 2008, respectively.  For financial reporting purposes, the Company has incurred a loss in each period since its inception.  Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the deferred tax assets will not be fully realizable.  Accordingly, the Company provided for a full valuation allowance against its deferred tax assets at December 31, 2009 and 2008.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate to pre-tax loss is as follows:

	For the Years Ended December 31,
	2009	2008
Federal statutory rate	$(127,613)	$(364,210)
State tax, net of federal impact	(22,453)	(64,142)
Nondeductible stock compensation	30,000	150,000
Change in valuation allowance on deferred tax assets	120,066	278,352
	$-	$-

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

The value estimated to the options was $450,000 and will be expensed over the vesting period of one year. On April 28, 2009, the Company terminated the stock option plan and grants there under. The Company recognized compensation expenses at year end December 31, 2009 and 2008 amounting to $75,000 and $375,000, respectively.