Form 10-Q
period 2010-03-31
MAXSYS HOLDINGS, INC.
filed 2010-05-20
CIK 1411164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: March 31, 2010

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
Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 81,960,552 issued and outstanding as of May 19, 2010.

Transitional Small Business Disclosure Form (Check one): Yes [   ] No [X]

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

Maxsys Holdings, Inc.
(Formerly known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.)
(A Development Stage Company)
Balance Sheets

	March 31,
	2010	December 31,
	(unaudited)	2009
ASSETS
Current assets
Cash	$4,975	$23,966
Accounts receivable	331	331
Other receivables	800	850
Total current assets	6,106	25,147

Property and equipment - net	28,594	31,477
Other assets	5,445	4,200
Total assets	$40,145	$60,824

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$700	$700
Accrued liabilities	173,750	171,380
Note payable to related party	122,919	117,733
Total current liabilities	297,369	289,813

Stockholders' deficit
Preferred stock: $0.01 par value, 20,000,000 shares
authorized; none issued	-	-
Common stock: $0.01 par value; 300,000,000 shares
authorized; 82,260,552 and 78,000,000 issued in
2009 and 2008, respectively	822,606	822,606
Additional paid-in capital	521,044	521,044
Retained earnings deficit	(1,600,874)	(1,572,639)
Total stockholders' deficit	(257,224)	(228,989)
Total liabilities and stockholders' deficit	$40,145	$60,824

See notes to the financial statements.

Maxsys Holdings, Inc.
(Formerly known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

			Period from
	Three months ended		September 5, 2007
	March 31,		(inception) to
	2010	2009	March 31, 2010

Revenues	$-	$123,058	$340,705

Cost of sales	-	115,542	287,342

Gross profit	-	7,516	53,363

Operating expenses
Sales and marketing	-	18,032	158,592
Research and development	-	-	337,489
General and administrative	26,616	183,168	1,139,303
Total operating expenses	26,616	201,200	1,635,384

Loss from operations	(26,616)	(193,684)	(1,582,021)

Other income (expense)
Interest income	1	1,252	13,678
Finance charges	(1,441)	(3,318)	(23,704)
Franchise Taxes	-	(904)	(3,291)
Miscellaneous income	-	(2,890)	791
Miscellaneous expenses	(179)	-	(6,327)

Net loss	$(28,235)	$(199,544)	$(1,600,874)

Basic and diluted loss per common share	*	*

Basic and diluted weighted average common shares outstanding	82,260,552	80,000,000

* Less than $0.01.

See notes to the financial statements.

 Maxsys Holdings, Inc.
(Formerly known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.)
(A Development Stage Company)
Statements of Stockholders’ Deficit
(Unaudited)

			Additional	Retained	Total
	Common Stock		paid-in	earnings	stockholders'
	Shares	Amount	capital	deficit	deficit

Balance, September 5, 2007	-	$-	$-	$-	$-

Issuance of stock for cash at $0.01
per share in September 2007	75,000,000	750,000	-	-	750,000

Net loss	-	-	-	(126,101)	(126,101)

Balance, December 31, 2007	75,000,000	$750,000	$-	$(126,101)	$623,899

Issuance of stock for cash at $0.0125
per share in December 2008	3,000,000	30,000	7,500	-	37,500

Recognition of stock based compensation	-	-	375,000	-	375,000

Net loss	-	-	-	(1,071,206)	(1,071,206)

Balance, December 31, 2008	78,000,000	$780,000	$382,500	$(1,197,307)	$(34,807)

Issuance of stock for cash at $0.025
per share in January 2009	3,000,000	30,000	45,000	-	75,000

Recognition of stock based compensation	-	-	75,000	-	75,000

Issuance of stock for cash at $0.0225
per share in September 2009	888,889	8,889	11,111		20,000

Issuance of stock for cash at $0.03
per share in October 2009	71,663	717	1,433		2,150

Issuance of stock for cash at $0.03
per share in December 2009	300,000	3,000	6,000		9,000

Net loss	-	-	-	(375,332)	(375,332)

Balance, December 31, 2009	82,260,552	$822,606	$521,044	$(1,572,639)	$(228,989)

Net loss	-	-	-	(28,235)	(28,235)

Balance, March 31, 2010	82,260,552	$822,606	$521,044	$(1,600,874)	$(257,224)

See notes to the financial statements.

Maxsys Holdings, Inc.
(Formerly known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Period from
	Three Months Ended		September 5, 2007
	March 31,		(Inception) to
	2010	2009	March 31, 2010

Operating activities
Net loss	$(28,235)	$(199,544)	$(1,600,874)
Adjustments to reconcile net loss to net cash
used in operating activities
Loss on sale of fixed assets	-	-	4,511
Depreciation	2,883	5,717	64,462
Non-cash stock based compensation	-	75,000	450,000
Changes in operating assets and liabilities:
Accounts receivable	-	(8,356)	(331)
Other receivables	50	29,548	(800)
Inventories	-	80,727	-
Other asssets	(1,245)	302,614	(5,445)
Accounts payable	-	555	700
Other current liabilities	-	(27,320)	-
Accrued liabilities	2,370	(13,104)	173,750
Net cash provided by (used in) operating activities	(24,177)	245,837	(914,027)

Investing activities
Proceeds from sale of property and equipment	-	2,872	6,809
Purchase of property and equipment	-	-	(104,376)
Net cash provided by (used in) investing activities	-	2,872	(97,567)

Financing activities
Proceeds from (payment of) line of credit	-	(299,940)	-
Proceeds from issuance (payment of) of note payable	5,186	(38,610)	122,919
Proceeds from issuance of common stock	-	75,000	893,650
Net cash provided by (used in) financing activities	5,186	(263,550)	1,016,569

Net change in cash	(18,991)	(14,841)	4,975

Cash, beginning of period	23,966	27,932	-
Cash, end of period	$4,975	$13,091	$4,975

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,441	$2,946	$23,704

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Managements’ Plan

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations and has negative cash flows from operating activities since its inception. At March 31, 2010 and December 31, 2009 the Company had $4,975 and $23,966, respectively in unrestricted cash. The Company requires funding to maintain working capital to meet its growth plans until such time revenues are sufficient to meets its anticipated cost structure. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are to obtain additional funding through an offering of common stock. There are no assurances that management will be successful in its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

Concentrations of Risk

The Company, at times, maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies. The Company’s sale and packaging of its product and other related services in 2008 and beginning of 2009 were concentrated solely with a third party, as disclosed in Note 9(a). The loss of this third party could have a material effect on the Company. The Company will explore opportunities with other third parties as it continues to expand its business.

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

PROPERTY AND EQUIPMENT

At March 31, 2010 and December 31, 2009, property and equipment consisted of the following:

	March 31,	December 31,
	2010	2009
Furniture and fixtures	$9,156	$9,495
Leasehold improvements	1,350	1,350
Machinery and equipment	15,980	16,818
Test equipment	23,357	25,379
Software	35,391	35,391
	85,234	88,433
Less accummulated depreciation	56,640	56,956
	$28,594	$31,477

Provisions for depreciation for the three months ended March 31, 2010 and 2009 were $2,883 and $5,717, respectively.

OTHER ASSETS

At March 31, 2010 and December 31, 2009, other assets consisted of the following:

	March 31,	December 31,
	2010	2009
Deposit	$5,445	$4,200
	$5,445	$4,200

RELATED PARTY TRANSACTION

On April 21, 2008, the Company issued a promissory note payable to Tai Pan Capital Private Limited, an affiliate, amounting to $120,000.  The promissory note bears interest at 6% per annum and is collateralized by the Company’s inventories and accounts receivable.  As of March 31, 2010, the balance of the promissory note amounted to $76,302.

In April and June 2009, the Company obtained advances from a director totaling $20,000 (presented in the balance sheet as part of other current liabilities). As of March 31, 2010, the balance of the promissory note amounted to $21,201.

During the year 2009 and beginning of 2010, the Company obtained advances from an affiliate of the Company, totaling $25,416 (presented in the balance sheet as part of other current liabilities).

STOCKHOLDERS’ EQUITY

During the period from September 5, 2007 (Inception) to March 31, 2010, the Company issued 82,260,552 shares of its common stock for a total consideration of $893,650.

COMMITMENT AND CONTINGENCIES

a) Lease

The Company leases certain facilities under non-cancelable operating leases. The future minimum annual lease payments at March 31, 2010 are approximately $88,200. The Company recognized $8,400 of rent expense in 2010.

b) Litigation

Two of the Company’s former employees filed a legal action against the Company for breach of contract for failure to pay severance pay upon their termination from employment and pursuant to their employment agreements.  The Company accrued this liability as of March 31, 2010.  In April 2009, the Company filed a cross-complaint against the former CEO upon breach of fiduciary duty, fraud, and negligence in relation to the above legal action, and request for indemnification. In June 2009, the former CEO filed another cross-complaint against the Company for wrongful termination and others. The court granted another continuance to extend the trial day to July 19, 2010 at final status conference on July 9, 2009.

INCOME TAXES

As of March 31, 2009, the Company has available net operating loss (NOL) carry-forwards that approximate $1,572,639 and may be applied against future taxable income through tax year 2025.  A valuation reserve has been set up to entirely offset any deferred tax asset since it is more likely than not that the deferred tax assets will not be realized.

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

Our principal operations commenced in September 2007.  However, to date, we have had limited revenues. Financial Accounting Standards Board Statement No. 7 (“FAS 7”) sets forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of management, our activities from our inception through March 31, 2010 fall within the referenced guidelines. Accordingly, we report our activities in this report in accordance with FAS 7.

Results of Operations

The Company currently ceases its operation and does not have any revenues or earnings from operations.  We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity.  There is no assurance that we can identify such a business opportunity and consummate such a business combination.

We are dependent upon advances from our officers, directors and affiliates to meet any minimum costs that may occur. All advances are subject to 6% interest per annum.

Liquidity and Capital Resources

As of March 31, 2010, we had cash of $4,975.  Our total current assets were $6,106 and our total current liabilities were $297,369, which resulted in negative net working capital of $291,263.

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

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended March 31, 2010.

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

The last final status conference on March 26, 2010, the court granted another continuance to extend the trial date to July 19, 2010.

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

May 19, 2010	MAXSYS HOLDINGS, INC., INC.

	By:	/s/ William Elder
	By:	William Elder Chief Executive Officer /s/ Cheng-Yu Wang Cheng-Yu Wang Chief Financial Officer