Form 10-Q
period 2010-06-30
MAXSYS HOLDINGS, INC.
filed 2010-08-16
CIK 1411164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: June 30, 2010

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
Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: As of August 13, 2010, there were 82,260,552 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Form (Check one): Yes [   ] No [X]

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

Maxsys Holdings, Inc.
(Formerly known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.)
(A Development Stage Company)
Balance Sheets

	June 30,
	2010	December 31,
	(unaudited)	2009
ASSETS
Current assets
Cash	$828	$23,966
Accounts receivable	331	331
Other receivables	815	850
Total current assets	1,974	25,147

Property and equipment - net	26,166	31,477
Other assets	5,445	4,200
Total assets	$33,585	$60,824

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$7,626	$700
Accrued liabilities	177,379	171,380
Notes payable to related parties	130,640	117,733
Other current liabilities	-	-
Total current liabilities	315,645	289,813

Stockholders' deficit
Preferred stock: $0.01 par value, 20,000,000 shares
authorized; none issued	-	-
Common stock: $0.01 par value; 300,000,000 shares
authorized; 82,260,552 shares issued at June 30, 2010
and December 31, 2009	822,606	822,606
Additional paid-in capital	521,044	521,044
Retained earning deficit	(1,625,710)	(1,572,639)
Total stockholders' deficit	(282,060)	(228,989)

Total liabilities and stockholders' deficit	$33,585	$60,824

See notes to the financial statements.

Maxsys Holdings, Inc.
(Formerly known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the three		For the six		Period from September 5, 2007
	months ended		months ended		(inception) to
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010

Revenues	$-	$35,415	$-	$158,473	$340,705

Cost of sales	-	35,212	-	150,754	287,342

Gross profit	-	203	-	7,719	53,363

Operating expenses
Sales and marketing	-	13,019	-	31,051	158,592
Research and development	-	-	-	-	337,489
General and administrative	23,738	69,576	50,354	252,743	1,163,041
Total operating expenses	23,738	82,595	50,354	283,794	1,659,122

Loss from operations	(23,738)	(82,392)	(50,354)	(276,075)	(1,605,759)

Other income (expense)
Interest income	-	3	2	1,255	13,678
Finance charges	(1,462)	(1,366)	(2,904)	(4,683)	(25,166)
Franchise taxes	-	(210)	-	(1,114)	(3,291)
Miscellaneous income	364	767	364	767	1,155
Miscellaneous expenses	-	(304)	(180)	(3,196)	(6,327)

Net loss	$(24,836)	$(83,502)	$(53,072)	$(283,046)	$(1,625,710)

Basic and diluted loss per common share	*	*	*	*

Basic and diluted weighted average common shares outstanding	82,260,552	81,000,000	82,260,552	81,000,000

*Less than $0.01.

See notes to the financial statements.

 Maxsys Holdings, Inc.
(Formerly known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.)
(A Development Stage Company)
Statements of Stockholders’ Deficit
(Unaudited)

			Additional	Retained	Total
	Common Stock		paid-in	earnings	stockholders'
	Shares	Amount	capital	deficit	deficit

Balance, September 5, 2007	-	$-	$-	$-	$-

Issuance of stock for cash at $0.01
per share in September 2007	75,000,000	750,000	-	-	750,000

Net loss	-	-	-	(126,101)	(126,101)

Balance, December 31, 2007	75,000,000	$750,000	$-	$(126,101)	$623,899

Issuance of stock for cash at $0.0125
per share in December 2008	3,000,000	30,000	7,500	-	37,500

Recognition of stock based compensation	-	-	375,000	-	375,000

Net loss	-	-	-	(1,071,206)	(1,071,206)

Balance, December 31, 2008	78,000,000	$780,000	$382,500	$(1,197,307)	$(34,807)

Issuance of stock for cash at $0.025
per share in January 2009	3,000,000	30,000	45,000	-	75,000

Recognition of stock based compensation	-	-	75,000	-	75,000

Issuance of stock for cash at $0.0225
per share in September 2009	888,889	8,889	11,111		20,000

Issuance of stock for cash at $0.03
per share in October 2009	71,663	717	1,433		2,150

Issuance of stock for cash at $0.03
per share in December 2009	300,000	3,000	6,000		9,000

Net loss	-	-	-	(375,332)	(375,332)

Balance, December 31, 2009	82,260,552	$822,606	$521,044	$(1,572,639)	$(228,989)

Net loss	-	-	-	(28,235)	(28,235)

Balance, March 31, 2010	82,260,552	$822,606	$521,044	$(1,600,874)	$(257,224)

Net loss	-	-	-	(24,836)	(24,836)

Balance, June 30, 2010	82,260,552	$822,606	$521,044	$(1,625,710)	$(282,060)

See notes to the financial statements.

Maxsys Holdings, Inc.
(Formerly known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Period from
	Six	Six	September 5, 2007
	months ended	months ended	(inception) to
	June 30, 2010	June 30, 2009	June 30, 2010

Operating activities
Net loss	$(53,072)	$(283,046)	$(1,625,710)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on sale of fixed assets	-	-	4,511
Depreciation	5,311	7,977	66,890
Non-cash stock based compensation	-	75,000	450,000
Changes in operating assets and liabilities:
Accounts receivable	-	236	(331)
Other receivables	35	29,752	(815)
Inventories	-	114,716	-
Other asssets	(1,245)	302,614	(5,445)
Accounts payable	6,926	(7,335)	700
Other current liabilities	-	(8,484)	-
Accrued liabilities	6,000	7,134	177,380
Net cash provided by (used in) operating activities	(36,045)	238,564	(932,820)

Investing activities
Proceeds from sale of property and equipment	-	6,151	6,809
Purchase of property and equipment	-	-	(104,376)
Net cash provided by (used in) investing activities	-	6,151	(97,567)

Financing activities
Proceeds from (payment of) line of credit	-	(299,940)	6,926
Proceeds from issuance (payment of) of note payable	12,907	(37,300)	130,639
Proceeds from issuance of common stock	-	75,000	893,650
Net cash provided by (used in) financing activities	12,907	(262,240)	1,031,215

Net change in cash	(23,138)	(17,525)	828

Cash, beginning of year	23,966	27,932	-
Cash, end of period	$828	$10,407	$828

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$4,311	$23,704

See notes to the financial statements.

BASIS OF PRESENTATION

Maxsys Holdings, Inc. (formerly known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.) (the “Company”) was incorporated in the state of Delaware on January 11, 2008.  The Company was a distributor and retailer of ATSC digital converter box.  Currently, the Company ceases its operation.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Managements’ Plan

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations and has negative cash flows from operating activities since its inception. At June 30, 2010 and December 31, 2009 the Company had $828 and $23,966, respectively in unrestricted cash. The Company requires funding to maintain working capital to meet its growth plans until such time revenues are sufficient to meets its anticipated cost structure. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are to obtain additional funding through an offering of common stock. There are no assurances that management will be successful in its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

PROPERTY AND EQUIPMENT

At June 30, 2010 and December 31, 2009, property and equipment consisted of the following:

	June 30,	December 31,
	2010	2009
Furniture and fixtures	$9,156	$9,495
Leasehold improvements	1,350	1,350
Machinery and equipment	15,980	16,818
Test equipment	23,357	25,379
Software	35,391	35,391
	85,234	88,433
Less accummulated depreciation	59,068	56,956
	$26,166	$31,477

Provisions for depreciation for the six months ended June 30, 2010 and 2009 were $5,311 and $7,977, respectively.

OTHER ASSETS

At June 30, 2010 and December 31, 2009, other assets consisted of the following:

	June 30,	December 31,
	2010	2009
Deposit	$5,445	$4,200
	$5,445	$4,200

RELATED PARTY TRANSACTION

On April 21, 2008, the Company issued a promissory note payable to Tai Pan Capital Private Limited, an affiliate, amounting to $120,000.  The promissory note bears interest at 6% per annum and is collateralized by the Company’s inventories and accounts receivable.  As of June 30, 2010, the balance of the promissory note amounted to $76,302.

In April and June 2009, the Company obtained advances from a director totaling $20,000 (presented in the balance sheet as part of other current liabilities). As of June 30, 2010, the balance of the promissory note amounted to $21,201.

During the year 2009 and 2010, the Company obtained advances from an affiliate of the Company, totaling $25,416 (presented in the balance sheet as part of other current liabilities).

STOCKHOLDERS’ EQUITY

During the period from September 5, 2007 (Inception) to June 30, 2010, the Company issued 82,260,552 shares of its common stock for a total consideration of $893,650.

COMMITMENT AND CONTINGENCIES

a) Lease

The Company leases certain facilities under non-cancelable operating leases. The future minimum annual lease payments at June 30, 2010 are approximately $75,600. The Company recognized $21,000 of rent expense in 2010.

b) Litigation
Two of the Company’s former employees filed a legal action against the Company for breach of contract for failure to pay severance pay upon their termination from employment and pursuant to their employment agreements.  The Company accrued this liability as of September 30, 2009.  In April 2009, the Company filed a cross-complaint against the former CEO upon breach of fiduciary duty, fraud, and negligence in relation to the above legal action, and request for indemnification. In June 2009, the former CEO filed another cross-complaint against the Company for wrongful termination and others

The Company has concluded all above legal cases as filed with the Los Angele Superior Court on August 3, 2010.  Cases involved former employees and came to closure in the form of a global settlement and release of all claims among all the parties, and the company signing a stipulated judgment in the amount of $53,712 for each of two former employees with whom employment contracts were terminated in 2007.  Given unavailability of funds, actual payout and terms are yet to be determined. The Company had previously accrued approximately $100,000 to this liability, and has accrued the balance of additional liability of $7,424 as of June 30, 2010.

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

Our principal operations commenced in September 2007.  However, to date, we have had limited revenues. Financial Accounting Standards Board Statement No. 7 (“FAS 7”) sets forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of management, our activities from our inception through June 30, 2010 fall within the referenced guidelines. Accordingly, we report our activities in this report in accordance with FAS 7.

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

Liquidity and Capital Resources

As of June 30, 2010, we had cash of $828.  Our total current assets were $1,974 and our total current liabilities were $315,645, which resulted in negative net working capital of $313,671.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended June 30, 2010.

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

The Company has concluded all above legal cases as filed with the Los Angele Superior Court on August 3, 2010.  Cases involved former employees and came to closure in the form of a global settlement and release of all claims among all the parties, and the company signing a stipulated judgment in the amount of $53,712 for each of two former employees with whom employment contracts were terminated in 2007.  Given unavailability of funds, actual payout and terms are yet to be determined. The Company had previously accrued approximately $100,000 to this liability, and has accrued the balance of additional liability of $7,424 as of June 30, 2010.

ITEM IA.                RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.                  EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger (1)

3.1	Certificate of Incorporation (2)

3.2	Certificate of Merger (3)

3.3	Bylaws (2)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer*

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation's Chief Executive Officer*

32.2	Section 906 Certification by the Corporation's Chief Financial Officer *

* Filed herewith.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 19, 2009.

(2)	Incorporated by reference from the Registrant’s registration statement on Form 10-12G filed on March 28, 2008.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 26, 2009.

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

August 13, 2010	MAXSYS HOLDINGS, INC.

	By:	/s/ William Elder
	By:	William Elder Chief Executive Officer /s/ Cheng-Yu Wang Cheng-Yu Wang Chief Financial Officer