Form 10-Q
period 2010-09-30
MAXSYS HOLDINGS, INC.
filed 2010-11-15
CIK 1411164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: September 30, 2010

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
Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: As of November 15, 2010, there were 82,260,552 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Form (Check one): Yes [   ] No [X]

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER, 2010

PART I	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements (unaudited)	2
	Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	2
	Statements of Operations for the three months and nine months ended September 30, 2010 (unaudited) and 2009 and from inception to September 30, 2010 (unaudited)	3
	Statements of Stockholders’ Deficit (unaudited)	4
	Statements of Cash Flows for the nine months ended September 30, 2010 (unaudited) and 2009 and from inception to September 30, 2010 (unaudited)	5
	Notes to the Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13
Item 4.	Controls and Procedures	13

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

Maxsys Holdings, Inc.
(Formerly known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.)
(A Development Stage Company)
Balance Sheets

	September 30,
	2010	December 31,
	(unaudited)	2009
ASSETS
Current assets
Cash	$2,286	$23,966
Accounts receivable	-	331
Other receivables	-	850
Total current assets	2,286	25,147

Property and equipment - net	23,738	31,477
Other assets	5,445	4,200
Total assets	$31,469	$60,824

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$700	$700
Accrued liabilities	184,605	171,380
Notes payable to related parties	141,567	117,733
Other current liabilities	-	-
Total current liabilities	326,872	289,813

Stockholders' deficit
Preferred stock: $0.01 par value, 20,000,000 shares
authorized; none issued	-	-
Common stock: $0.01 par value; 300,000,000 shares
authorized; 82,260,552 shares issued at June 30, 2010
and December 31, 2009	822,606	822,606
Additional paid-in capital	521,044	521,044
Retained earning deficit	(1,639,053)	(1,572,639)
Total stockholders' deficit	(295,403)	(228,989)

Total liabilities and stockholders' deficit	$31,469	$60,824

See notes to the financial statements.

Maxsys Holdings, Inc.
(Formerly known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

						Period from
		For the three		For the nine		September 5, 2007
		months ended		months ended		(inception) to
		September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010

Revenues		$-	$1,085	$-	$159,194	$340,705

Cost of sales		-	853	-	151,251	287,342

Gross profit		-	232	-	7,943	53,363

Operating expenses
	Sales and marketing	-	3,248	-	34,299	158,592
	Research and development	-	-	-	-	337,489
	General and administrative	9,543	38,377	59,897	291,163	1,172,584
	Total operating expenses	9,543	41,625	59,897	325,462	1,668,665

Loss from operations		(9,543)	(41,393)	(59,897)	(317,519)	(1,615,302)

Other income (expense)
	Interest income	-	13	2	1,256	13,678
	Finance charges	(1,611)	(251)	(4,514)	(4,683)	(26,777)
	Franchise taxes	(2,189)	-	(2,189)	(1,114)	(5,480)
	Miscellaneous income	-	2	364	791	1,155
	Miscellaneous expenses	-	-	(180)	(3,455)	(6,327)

Net loss		$(13,343)	$(41,629)	$(66,414)	$(324,724)	$(1,639,053)

Basic and diluted loss per common share		*	*	*	*

Basic and diluted weighted average common shares outstanding		82,260,552	81,888,889	82,260,552	81,888,889

*	Less than $0.01.

See notes to the financial statements.

Maxsys Holdings, Inc.
(Formerly known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.)
(A Development Stage Company)
Statements of Stockholders’ Deficit
(Unaudited)

			Additional	Retained	Total
	Common Stock		paid-in	earnings	stockholders'
	Shares	Amount	capital	deficit	deficit

Balance, September 5, 2007	-	$-	$-	$-	$-

Issuance of stock for cash at $0.01
per share in September 2007	75,000,000	750,000	-	-	750,000

Net loss	-	-	-	(126,101)	(126,101)

Balance, December 31, 2007	75,000,000	$750,000	$-	$(126,101)	$623,899

Issuance of stock for cash at $0.0125
per share in December 2008	3,000,000	30,000	7,500	-	37,500

Recognition of stock based compensation	-	-	375,000	-	375,000

Net loss	-	-	-	(1,071,206)	(1,071,206)

Balance, December 31, 2008	78,000,000	$780,000	$382,500	$(1,197,307)	$(34,807)

Issuance of stock for cash at $0.025
per share in January 2009	3,000,000	30,000	45,000	-	75,000

Recognition of stock based compensation	-	-	75,000	-	75,000

Issuance of stock for cash at $0.0225
per share in September 2009	888,889	8,889	11,111	-	20,000

Issuance of stock for cash at $0.03
per share in October 2009	71,663	717	1,433	-	2,150

Issuance of stock for cash at $0.03
per share in December 2009	300,000	3,000	6,000	-	9,000

Net loss	-	-	-	(375,332)	(375,332)

Balance, December 31, 2009	82,260,552	$822,606	$521,044	$(1,572,639)	$(228,989)

Net loss	-	-	-	(66,414)	(66,414)

Balance, September 30, 2010	82,260,552	$822,606	$521,044	$(1,639,053)	$(295,403)

See notes to the financial statements.

Maxsys Holdings, Inc.
(Formerly known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Period from
	Nine	Nine	September 5, 2007
	months ended	months ended	(inception) to
	September 30, 2010	September 30, 2009	September 30, 2010

Operating activities
Net loss	$(66,414)	$(324,724)	$(1,639,053)
Adjustments to reconcile net loss to net cash
used in operating activities
Loss on sale of fixed assets	-	-	4,511
Depreciation	7,738	11,184	69,318
Non-cash stock based compensation	-	75,000	450,000
Changes in operating assets and liabilities:
Accounts receivable	331	691	-
Other receivables	850	22,545	-
Inventories	-	115,213	-
Other asssets	(1,245)	315,901	(5,445)
Accounts payable	-	(7,335)	700
Other current liabilities	4,388	(7,179)	-
Accrued liabilities	13,225	8,108	184,605
Net cash provided by (used in) operating activities	(41,127)	209,404	(935,364)

Investing activities
Proceeds from sale of property and equipment	-	8,431	6,809
Purchase of property and equipment	-	-	(104,376)
Net cash provided by (used in) investing activities	-	8,431	(97,567)

Financing activities
Proceeds from (payment of) line of credit	-	(299,940)	-
Proceeds from issuance (payment of) of note payable	19,446	(39,300)	141,566
Proceeds from issuance of common stock	-	95,000	893,650
Net cash provided by (used in) financing activities	19,446	(244,240)	1,035,216

Net change in cash	(21,681)	(26,405)	2,285

Cash, beginning of year	23,966	27,932	-
Cash, end of period	$2,285	$1,527	$2,285

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$4,683	$23,704

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Managements’ Plan

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations and has negative cash flows from operating activities since its inception. At September 30, 2010 and December 31, 2009 the Company had $2,286 and $23,966, respectively in unrestricted cash. The Company requires funding to maintain working capital to meet its growth plans until such time revenues are sufficient to meets its anticipated cost structure. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are to obtain additional funding through an offering of common stock. There are no assurances that management will be successful in its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured bya comparison of the carrying amount of an asset to the future undiscounted operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

PROPERTY AND EQUIPMENT

At September 30, 2010 and December 31, 2009, property and equipment consisted of the following:

	September 30,	December 31,
	2010	2009
Furniture and fixtures	$9,156	$9,495
Leasehold improvements	1,350	1,350
Machinery and equipment	15,980	16,818
Test equipment	23,357	25,379
Software	35,391	35,391
	85,234	88,433
Less accummulated depreciation	61,496	56,956
	$23,738	$31,477

Provisions for depreciation for the nine months ended September 30, 2010 and 2009 were $7,738 and $11,184, respectively.

OTHER ASSETS

At September 30, 2010 and December 31, 2009, other assets consisted of the following:

	September 30,	December 31,
	2010	2009
Deposit	$5,445	$4,200
	$5,445	$4,200

RELATED PARTY TRANSACTION

On April 21, 2008, the Company issued a promissory note payable to Tai Pan Capital Private Limited, an affiliate located in Singapore, amounting to $120,000.  The promissory note bears interest at 6% per annum and is collateralized by the Company’s inventories and accounts receivable.  As of September 30, 2010, the balance of the promissory note amounted to $78,608.

In April and June 2009, the Company obtained advances from a director totaling $20,000 (presented in the balance sheet as part of other current liabilities). As of September 30, 2010, the balance of the promissory note amounted to $21,841.

During the year 2009 and beginning of 2010, the Company obtained advances from an affiliate of the Company, totaling $41,117 (presented in the balance sheet as part of other current liabilities).

STOCKHOLDERS’ EQUITY

During the period from September 5, 2007 (Inception) to September 30, 2010, the Company issued 82,260,552 shares of its common stock for a total consideration of $893,650.

    COMMITMENT AND CONTINGENCIES

a) Lease

The Company leases certain facilities under non-cancelable operating leases. The future minimum annual lease payments at September 30, 2010 are approximately $63,000. The Company recognized $37,800 of rent expense in 2010.

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

In July 2010 the Company reached an agreement with the two former employees and former CEO.  On August 3, 2010 a global settlement agreement and stipulation judgments were signed among the Company, two former employees, and former CEO, and also have been approved by the judicial officer and filed into the court.

Based on the global settlement agreement and stipulation judgments, the Company will pay two employees the sum of $53,712 each and release former CEO.   At the same time the two employees and former CEO will mutually release the Company, officers and directors. The Company had accrued approximately $100,000 of this litigation liability as of March 31, 2010. The liability balance of $7,424 was also accrued as of June 30, 2010.

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

Liquidity and Capital Resources

As of September 30, 2010, we had cash of $2,286.  Our total current assets were $2,286 and our total current liabilities were $326,872, which resulted in negative net working capital of $324,586.

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

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended September 30, 2010.

PART II   -   OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

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

ITEM IA.                        RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY

None

ITEM 5	OTHER INFORMATION

None

ITEM 6                 EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger (1)

3.1	Certificate of Incorporation (2)

3.2	Certificate of Merger (3)

3.3	Bylaws (2)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation's Chief Executive Officer*
32.2	Section 906 Certification by the Corporation's Chief Financial Officer *

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

November 15, 2010	MAXSYS HOLDINGS, INC., INC.

	By:	/s/ William Elder
	By:	William Elder Chief Executive Officer /s/ Cheng-Yu Wang Cheng-Yu Wang Chief Financial Officer