Form 10-K
period 2010-12-31
MAXSYS HOLDINGS, INC.
filed 2011-04-15
CIK 1411164

˘UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________

Form 10-K
__________________________
(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

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

As of April 15, 2011, there were 82,260,552 shares of common stock outstanding.

Maxsys Holdings, Inc.
FORM 10-K
For the Fiscal Year Ended December 31, 2010

PART I

Item 1.                 Description of Business.

Company History

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

Our Business Will Have No Revenues Unless And Until We Merge With Or Acquire An Operating Business.

We are a development stage company and have no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

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

We Cannot Assure the Company’s Common Stock Will Be Listed On NASDAQ Or Any Other Securities Exchange Following A Business Combination or Merger With An Operating Business.

Following a business combination and/or Merger, we may seek the listing of our common stock on NASDAQ. However, the company cannot assure that following such a transaction, it will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

There Is No Public Market For Our Common Stock, Nor Have We Ever Paid Dividends On Our Common Stock.

There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business and such business files a registration statement under the Securities Act of 1933, as amended.

Additionally, the company has never paid dividends on its Common Stock and do not presently intend to pay any dividends in the foreseeable future. The company anticipates that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

Authorization of Preferred Stock.

The company’s Certificate of Incorporation authorizes issuance of up to 20,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting power or, other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the company will not do so in the future.

Control by Management and Directors.

Management and Directors currently owns 68.26% of all the issued and outstanding capital stock of the Company. Consequently, management and directors have the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

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

Item 2.                  Description of Property.

As of April 14, 2011, our corporate office is located at 22817 Ventura Blvd., #462, Woodland Hills, CA 91364. We don’t own any real estate properties. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.                  Legal Proceedings.

The following presents all known or anticipated material legal proceedings commenced by or against us.  Occasionally we may be named as a party in claims and legal proceedings arising out of the normal course of our business. These claims and legal proceedings may relate to contractual rights and obligations, employment matters, or to other matters relating to our business and operations.

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

Item 4.                  Submission of Matters to Vote of Security Holders.

For the period from the inception of the Company on January 11, 2008 to December 31, 2010 there have been no matters submitted to the vote of the security holders.

PART II

Item 5.                  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

There is presently no established market for our securities. As of April 14, 2010, we have 82,260,552 shares of common stock issued and outstanding.  All of the shares of our issued and outstanding common stock are currently eligible for resale pursuant to an exemption under Rule 144 promulgated under the Securities Act of 1933.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock, par value $.01 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of April 13, 2011 there were 46 holders of records of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sale any share of Common Stock or Preferred Stock during 2010.  The Company's Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. The Company currently has no commitments to issue any shares of common stock. However, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a business combination. Since the Company expects to issue additional shares of common stock in connection with a business combination, existing stockholders of the Company may experience substantial dilution in their shares. However, it is impossible to predict whether a business combination will ultimately result in dilution to existing shareholders. If the target has a relatively weak balance sheet, a business combination may result in significant dilution. If a target has a relatively strong balance sheet, there may be little or no dilution.

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

Overview

The Company was originally formed to develop, manufacture, and market high-speed wireless communications equipment and accessories that enable the high-speed transmission of data, voice, and video with high throughput speeds and capacity.  The first product brought to market was a digital converter box to allow legacy analog televisions to receive new digital transmissions over the air following the discontinuance of analog broadcasts after June 12, 2009.  In May 2008, management decided to discontinue the development effort due to the lack of the capital and the resignation of its founder/CEO.  Instead, the Company continued its operations as a distributor and retailer of ATSC digital converter boxes, a business which the Company has continued since the merger transaction.

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

Our principal operations commenced in September 2007.  However, to date, we have had limited revenues. ASC Topic 915, Development Stage Entities, sets forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of management, our activities from our inception through December 31, 2010 fall within the referenced guidelines. Accordingly, we report our activities in this report in accordance with ASC Topic 915.

Results of Operations

As of December 31 2009, the Company ceased operations.  Being unable to produce any revenue or earnings for 2010, in order to afford the company an opportunity to either sell or merge with a viable operating company, it has been necessary to secure arrangements to fund continuation of its listing status for a limited period of time.  Given it being in the interest of stockholders and company officers, minimal costs associated with sustaining listing status have come from certain stockholders and officers in the form of a loan and deferred fees for services rendered, subject to 6% interest per annum.  This will likely result in the Company continuing to incur a net operating loss that until the Company is able to consummate a suitable business arrangement that will bring the company to operational status.  Examples of such arrangements might come in the form of a reverse merger or sale of the company.  However, there is no assurance that the company can successfully identify and/or consummate such an arrangement.

Liquidity and Capital Resources

As of December 31, 2010, cash on hand was $6,268.  Total current assets were $27,953 with total current liabilities of  $331,551, resulting in a negative net working capital of <$325,283>.

The Company does not have a current business plan and is thus actively pursuing third party options that either through a sale or merger transaction, will likely result in a change of ownership, control, and/or new management. However, there is no assurance that a merger or any other significant transaction will be consummated with any such third party or, that if consummated, that the Company or its stockholders would realize any benefit.

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

Going Concern

The financial statements included with this report have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. Due to lack of cash, the company has been unable pay all of the costs associated with sustaining the company as a going concern. Management intends to use borrowings and sales of securities to mitigate the effects of our cash position; however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

Quantitative and Qualitative Disclosures about Market Risk

We do not have any material exposure to market risk associated with our cash and cash equivalents. Our note payables are at a fixed rate and, thus, are not exposed to interest rate risk.

Item 8.                  Financial Statements.

The information required by this item is included on pages F-1 through F-11.

Item 9.                  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.               Controls and Procedures

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports made pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.   In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting on an attestation report of the company’s registered public accounting firm due to company currently cease s its operation.

Item 9B.               Other Information

Not applicable.

PART III

Item 10.               Directors and Executive Officers of Maxsys Holdings, Inc.

A.The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
William Elder	55	Chief Executive Officer and Chairman of the Board
Cheng-Yu Wang	49	Chief Financial Officer, Secretary, and Director
Kheng Siang Lee	57	Director

All directors serve for one-year terms until their successors are elected or they are re-elected at the annual stockholders' meeting.  Directors are not presently compensated for their service on the board, other than the repayment of actual expenses incurred.  There are no present plans to compensate directors for their service on the board.

 Their business experiences are as follows:

William Elder, age 55, Chief Executive Officer and Chairman of the Board

- CEO and owner of Megasys Corporation, a California corporation, from January 1991 to present

- Independent engineering consultant to Fortune 500 companies from 1983 to 1991

- Sales development manager of NDIR Gas Analysis Division from 1981 to 1983

- Engineering Manager of Microprocessor-based Automotive Control Products for Olson Engineering Inc. from 1979 to 1981

Cheng Yu Wang, age 49, Director, Secretary and Chief Financial Officer

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

- CFO of Xtreme RF, Inc, a Nevada corporation in US, from May 2006 to September 2007

- Accounting Manager of iQstore, Inc, a California Corp in US, from April 2005 to May 2006

- Partner of Ko, Chen and Wang Accountancy Corporation, from May 2001 to April 2005.

Kheng Siang Lee, age 57, Director

- Director of Gridlink Technologies, Inc, a Delaware corporation in US (the former entity of Tai Pan Holding, Inc), from 2007 to present
- Executive Director/ Executive Chairman of Oculus Limited, a public listed company in Singapore, from 2007 to 2008.

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

Based solely on the Company’s review of the copies of the forms received by it during the year ended December 31, 2010 and written representations that no other reports were required, the Company believes that believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11.               Executive Compensation.

The following table describes compensation awarded, paid to or earned, by us to our Chief Executive Officers, Chief Financial Officer, and Chief Operating Officer during our fiscal years ended December 31, 2010 and 2009

						Non-Equity	Non-Qualified
						Incentive	Deferred
Name and Principal				Stock	Option	Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

William Elder (1)	2010	$-	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer and Chairman	2009	$-	$-	$-	$-	$-	$-	$-	$-
Of Board

Cheng-Yu Wang (2)	2010	$-	$-	$-	$-	$-	$-	$-	$-
Chief Financial Officer, Secretary	2009	$50,920	$-	$-	$-	$-	$-	$-	$50,920
and Director

Kheng Siang Lee (3)	2010	$-	$-	$-	$-	$-	$-	$-	$-
Former President, CEO and Chairman	2009	$-	$-	$-	$-	$-	$-	$-	$-

Hoon Leum Goh (4)	2010	$-	$-	$-	$-	$-	$-	$-	$-
Chief Operating Officer, Director	2009	$-	$-	$-	$-	$-	$-	$-	$-

(1)	Mr. William Elder is our Chief Executive Officer, Chairman of the board since August 23, 2009.

(2)	Mr. Cheng-Yu Wang is our Chief Financial Officer since September 5, 2007.

(3)	Mr. Kheng Siang Lee was our President and Chief Executive since April 23, 2008 and resigned from the both positions on June 29, 2009.

(4)	Mr. Hoon Leum Goh was our Chief Operating Officer since April 23, 2008and resigned from the positions on April 15, 2010.

Our officers and directors did not receive any cash compensation for services rendered to the Company after April 30, 2009. No remuneration of any nature has been paid for or on account of services rendered by directors in such capacity. Our officers and directors intend to devote no more than a few hours a week to our affairs in the near future.

Our officers and directors will not receive any finder's fee, either directly or indirectly, as a result of any efforts to implement our business plan outlined herein.

It is possible that, after we successfully consummate a business combination with a viable entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

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

Employment Agreements

The Company is not a party to any active employment agreements.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of December 31, 2010, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Title (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class (3)
Kheng Siang Lee	51,300,000	62.4%
Director

Cheng Yu Wang Secretary, Chief Financial Officer and Director	4,850,000	5.9%

William Elder Chairman, Chief Executive Officer	-	*

All Officers and Directors as a group	56,150,000	68.26%
_____________________________

* Represents less than 1%

(1)	Unless otherwise indicated, the address of each of the named parties in this table is: 22817 Ventura Blvd., Suite #462, Woodland Hills, CA 91364
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

(3)	Based on 82,260,552 shares outstanding as of December 31, 2010.

Item 13.               Certain Relationships and Related Transactions.

On April 21, 2008, the Company issued a promissory note payable to Tai Pan Capital Private Limited, an affiliate, amounting to $120,000.  The promissory note bears interest at 6% per annum and is collateralized by the Company’s inventories and accounts receivable.  As of December 31, 20, the balance of the promissory note amounted to $79,788.

In April and June 2009, the Company obtained advances from a director totaling $20,000 (presented in the balance sheet as part of notes payable to related parties). As of December 31, 2010, the balance of the promissory note amounted to $22,169.

At the year-end 2010, the Company obtained advances from an affiliate of the Company, totaling $38,315 (presented in the balance sheet as part of notes payable to related parties).
Item 14.                Principal Accountant Fees and Services

On March 25, 2009, the Company dismissed Stan J. H. Lee, CPA, the principal accountant of Unicapital, as Company’s outside independent accounting firm.  This action has been approved by the Registrant’s Board of Directors.

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

Years Ended December 31,
	2010	2009
Stan J. H. Lee, CPA
Audit fees	$-	$-
Audit-related fees (a)	$-	$-
Tax fees (b)	$-	$-
Registration Statement Fees	$-	$-
All other fees (c)	$-	$-

Vasquez & Company LLP
Audit fees	$-	$11,000
Audit-related fees (a)	$-	$-
Tax fees (b)	$-	$-
Registration Statement Fees	$-	$-
All other fees (c)	$-	$9,000

(a) Audit-related fees primarily include research services to validate certain accounting policies.

(b) Tax fees include costs for the preparation of our corporate income tax return.

(c) Other fees include quarterly review and related accounting services.

Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended December 31, 2010 the Company did not engage any audit, audit-related, or any other services with Vasquez & Company LLP.

Item 15.               Exhibits.

(a)           1.           Financial Statements.

The following financial statements of Maxsys Holdings, Inc., are submitted as a separate section of this report (See F-pages), and are incorporated by reference in Item 7:

Balance Sheets - December 31, 2010 (unaudited) and December 31, 2009	F-1

Statements of Operations - For the Years Ended December 31, 2010 (unaudited) and 2009 and for the period of inception, from September 5, 2007 through December 31, 2010 (unaudited)	F-2

Statements of Stockholders’ Deficit – Inception, September 5, 2007, through December 31, 2010(unaudited)	F-3

Statements of Cash Flows - For the Years Ended December 31, 2010(unaudited) and 2009 and for the period of inception, from September 5, 2007 through December 31, 2010 (unaudited)	F-4

Notes to Financial Statements	F-5

(b)                         Exhibits

The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-K or incorporated herein by reference to previous filings as noted:
Exhibit Table

Exhibit Number	Description
2.1	Agreement and Plan of Merger (1)
3.1	Certificate of Incorporation (2)
3.2	Certificate of Merger (3)
3.3 3.4	Bylaws (2) Letter of Stan J. H. Lee, CPA (4)
31.1 31.2	Section 302 Certification by the Corporation’s Chief Executive Officer * Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

* Filed herewith.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 19, 2009.

(2)	Incorporated by reference from the Registrant’s registration statement on Form 10-12G filed on March 28, 2008.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 26, 2009.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on April 8, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2011	Maxsys Holdings, Inc.
(Registrant)

	By:	/s/ William Elder

Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ William Elder	Chairman of the Board and Chief Executive Officer	April 14, 2011
/s/ Cheng Yu Wang	Chief Financial Officer, Secretary and Director	April 14, 2011

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s fiscal year ended December 31, 2010, has been sent as of the date of this report.

2.	No proxy soliciting material has been sent to the company’s security holders with respect to the 2010 annual meeting of security holders.

3.
If such report or proxy material is furnished to security holders subsequent to the filing of this Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.

ANNUAL REPORT ON FORM 10-K
ITEM 8
FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 31, 2010 and 2009
MAXSYS HOLDINGS, INC.
WOODLAND HILLS, CA

MAXSYS HOLDINGS, INC.

Financial Statements	Page

Balance Sheets - December 31, 2010(unaudited) and December 31, 2009	F-1

Statements of Operations - For the Years Ended December 31, 2010(unaudited) and 2009 and for the period of inception, from September 5, 2007 through December 31, 2010	F-2

Statements of Stockholders’ Deficit - Inception, September 5, 2007 through December 31, 2010 (unaudited)	F-3

Statements of Cash Flows - For the Years Ended December 31, 2010(unaudited) and 2009 and for the period of inception, from September 5, 2007 through December 31, 2010(unaudited)	F-4

Notes to Financial Statements	F-5

Maxsys Holdings, Inc.
(Formerly Known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.)
(A Development Stage Company)
Balance Sheets

	December 31,
	2010	December 31,
	(unaudited)	2009
ASSETS
Current assets
Cash	$6,268	$23,966
Accounts receivable	-	331
Other receivables	-	850
Total current assets	6,268	25,147

Property and equipment - net	21,311	31,477
Other assets	-	4,200
Total assets	$27,578	$60,824

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$-	$700
Accrued liabilities	190,905	171,380
Notes payable to related parties	140,271	117,733
Total current liabilities	331,176	289,813

Stockholders' deficit
Preferred stock: $0.01 par value, 20,000,000 shares
authorized; none issued	-	-
Common stock: $0.01 par value; 300,000,000 shares
authorized; 82,260,552 shares issued at December 31, 2010
and 2009	822,606	822,606
Additional paid-in capital	521,044	521,044
Retained earning deficit	(1,647,248)	(1,572,639)
Total stockholders' deficit	(303,598)	(228,989)

Total liabilities and stockholders' deficit	$27,578	$60,824

See Notes to the Financial Statements

Maxsys Holdings, Inc.
(Formerly Known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.)
(A Development Stage Company)
Statements of Operations

	For the		Period from
	Years Ended		September 5, 2007
	December 31,		(inception) to
	2010	2009	December 31, 2010

Revenues	$-	$159,499	$340,705

Cost of sales	-	151,251	287,342

Gross profit	-	8,248	53,363

Operating expenses
Sales and marketing	-	36,200	158,592
Research and development	-	-	337,489
General and administrative	67,286	334,685	1,179,973
Total operating expenses	67,286	370,885	1,676,054

Loss from operations	(67,286)	(362,637)	(1,622,691)

Other income (expense)
Interest income	2	1,257	13,679
Finance charges	(6,021)	(7,481)	(28,284)
Franchise taxes	(2,189)	(1,114)	(5,480)
Miscellaneous income	1,064	791	1,855
Miscellaneous expenses	(180)	(6,148)	(6,327)

Net loss	$(74,609)	$(375,332)	$(1,647,248)

Basic and diluted loss per common share	*	*

Basic and diluted weighted average common shares outstanding	82,260,552	82,260,552

* Less than $0.01.
See Notes to the Financial Statements

Maxsys Holdings, Inc.
(Formerly Known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.)
(A Development Stage Company)
Statements of Stockholders’ Deficit

			Additional	Retained	Total
	Common Stock		paid-in	earnings	stockholders'
	Shares	Amount	capital	deficit	deficit

Balance, September 5, 2007	-	$-	$-	$-	$-

Issuance of stock for cash at $0.01
per share in September 2007	75,000,000	750,000	-	-	750,000

Net loss	-	-	-	(126,101)	(126,101)

Balance, December 31, 2007	75,000,000	$750,000	$-	$(126,101)	$623,899

Issuance of stock for cash at $0.0125
per share in December 2008	3,000,000	30,000	7,500	-	37,500

Recognition of stock based compensation	-	-	375,000	-	375,000

Net loss	-	-	-	(1,071,206)	(1,071,206)

Balance, December 31, 2008	78,000,000	$780,000	$382,500	$(1,197,307)	$(34,807)

Issuance of stock for cash at $0.025
per share in January 2009	3,000,000	30,000	45,000	-	75,000

Recognition of stock based compensation	-	-	75,000	-	75,000

Issuance of stock for cash at $0.0225
per share in September 2009	888,889	8,889	11,111	-	20,000

Issuance of stock for cash at $0.03
per share in October 2009	71,663	717	1,433	-	2,150

Issuance of stock for cash at $0.03
per share in December 2009	300,000	3,000	6,000	-	9,000

Net loss	-	-	-	(375,332)	(375,332)

Balance, December 31, 2009	82,260,552	$822,606	$521,044	$(1,572,639)	$(228,989)

Net loss	-	-	-	(74,609)	(74,609)

Balance, December 31 2010	82,260,552	$822,606	$521,044	$(1,647,248)	$(303,598)

See Notes to the Financial Statements

Maxsys Holdings, Inc.
(Formerly Known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.)
(A Development Stage Company)
Statements of Cash Flows

			Period from
	Years Ended		September 5, 2007
	December 31,		(inception) to
	2010	2009	December 31, 2010

Operating activities
Net loss	$(74,609)	$(375,332)	$(1,647,248)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on sale of fixed assets	179	4,511	4,690
Depreciation	9,724	15,851	71,303
Non-cash stock based compensation	-	75,000	450,000
Changes in operating assets and liabilities:
Accounts receivable	331	761	-
Other receivables	850	29,915	-
Inventories	-	116,200	-
Other asssets	4,200	311,701	-
Accounts payable	(700)	(7,335)	-
Other current liabilities	-	(28,484)	-
Accrued liabilities	19,525	35,058	190,905
Net cash provided by (used in) operating activities	(40,500)	177,846	(930,350)

Investing activities
Proceeds from sale of property and equipment	264	6,809	7,073
Purchase of property and equipment	-	-	(104,376)
Net cash provided by (used in) investing activities	264	6,809	(97,303)

Financing activities
Proceeds from (payment of) line of credit	-	(299,940)	-
Proceeds from issuance (payment of) of note payable	22,538	5,169	140,271
Proceeds from issuance of common stock	-	106,150	893,650
Net cash provided by (used in) financing activities	22,538	(188,621)	1,033,921

Net change in cash	(17,698)	(3,966)	6,268

Cash, beginning of year	23,966	27,932	-
Cash, end of period	$6,268	$23,966	$6,268

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$7,481	$22,263

See Notes to the Financial Statements

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Managements’ Plan

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations and has negative cash flows from operating activities since its inception. At December 31, 2010 and 2009 the Company had $6,268 and $23,966, respectively in unrestricted cash. The Company requires funding to maintain working capital to meet its growth plans until such time revenues are sufficient to meets its anticipated cost structure. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are to obtain additional funding through an offering of common stock. There are no assurances that management will be successful in its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

Concentrations of Risk

The Company, at times, maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies. The Company’s sale and packaging of its product and other related services in beginning of 2009 were concentrated solely with a third party, as disclosed in Note 9(a). The loss of this third party could have a material effect on the Company. The Company will explore opportunities with other third parties as it continues to expand its business.

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

PROPERTY AND EQUIPMENT

At December 31, 2010 and 2009, property and equipment consisted of the following:

	December 31,	December 31,
	2010	2009
Furniture and fixtures	$9,156	$9,495
Leasehold improvements	1,350	1,350
Machinery and equipment	16,818	16,818
Test equipment	24,621	25,379
Software	35,391	35,391
	87,336	88,433
Less accummulated depreciation	66,025	56,956
	$21,311	$31,477

Provisions for depreciation for the nine months ended December 31, 2009 and 2008 were $15,820 and $44,820, respectively.

OTHER ASSETS

At December 31, 2010 and 2009, other assets consisted of the following:

	December 31,	December 31,
	2010	2009
Deposit	$-	$4,200
	$-	$4,200
LINE OF CREDIT

On March 12, 2008, the Company obtained a line of credit from United Commercial Bank amounting to $300,000. The line of credit bears interest at 4.44% per annum and is collateralized by the Company’s certificate of deposit. The Company paid off the total balance of $299,940 at the maturity date of February 13, 2009.

RELATED PARTY TRANSACTION

On April 21, 2008, the Company issued a promissory note payable to Tai Pan Capital Private Limited, an affiliate, amounting to $120,000.  The promissory note bears interest at 6% per annum and is collateralized by the Company’s inventories and accounts receivable.  As of December 31, 2010, the balance of the promissory note amounted to $79,788.

In April and June 2009, the Company obtained advances from a director totaling $20,000 (presented in the balance sheet as part of other current liabilities). As of December 31, 2010, the balance of the promissory note amounted to $22,169.

During the year 2009 and 2010, the Company obtained additional advances from an officer of the company, totaling $38,315 (presented in the balance sheet as part of other current liabilities).

STOCKHOLDERS’ EQUITY

During the period from September 5, 2007 (Inception) to December 31, 2010, the Company issued 82,260,552 shares of its common stock for a total consideration of $893,650.

COMMITMENTS AND CONTINGENCIES

Litigation and Settlement

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

In July 2010 the Company reached an agreement with the two former employees and former CEO. On August 3, 2010 a global settlement agreement and stipulation judgments were signed among the Company, two employees, and former CEO, and also have been approved by the judicial officer and filed into the court.

Based on the global settlement agreement and stipulation judgment, the Company will pay two employees the sum of $53,712 each and release former CEO.  At the same time the two employees and former CEO will mutually release the Company, officers, and directors.  The Company had accrued approximately $100,000 of his litigation liability as of March 31, 2010. The balance of $7,424 was also accrued as of June 30, 2010.

INCOME TAXES

As of December 31, 2010, the Company has available net operating loss (NOL) carry-forwards that approximate $1,647,248 and may be applied against future taxable income through tax year 2025.  A valuation reserve has been set up to entirely offset any deferred tax asset since it is more likely than not that the deferred tax assets will not be realized.