Form 10-Q
period 2011-03-31
MAXSYS HOLDINGS, INC.
filed 2011-05-23
CIK 1411164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: March 31, 2011

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
Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: As of May 23, 2011 there were 82,260,552 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Form (Check one): Yes [   ] No [X]

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Maxsys Holdings, Inc.
(Formerly known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.)
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)	(unaudited)
ASSETS
Current assets
Cash	$-	$6,268
Accounts receivable	-	-
Other receivables	-	-
Total current assets	-	6,268

Property and equipment - net	18,883	21,311
Other assets	-	-
Total assets	$18,883	$27,578

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$3,865	$-
Accrued liabilities	197,205	190,905
Notes payable to related parties	131,736	140,271
Total current liabilities	332,806	331,176

Stockholders' deficit
Preferred stock: $0.01 par value, 20,000,000 shares
authorized; none issued	-	-
Common stock: $0.01 par value; 300,000,000 shares
authorized; 82,260,552 shares issued at March 31, 2011
and December 31, 2010	822,606	822,606
Additional paid-in capital	521,044	521,044
Retained earning deficit	(1,657,573)	(1,647,248)
Total stockholders' deficit	(313,923)	(303,598)

Total liabilities and stockholders' deficit	$18,883	$27,578

See notes to the financial statements.

Maxsys Holdings, Inc.
(Formerly known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the		Period from
	Month Ended		September 5, 2007
	March 31,		(inception) to
	2011	2010	March 31, 2011

Revenues	$-	$-	$340,705

Cost of sales	-	-	287,342

Gross profit	-	-	53,363

Operating expenses
Sales and marketing	-	-	158,592
Research and development	-	-	337,489
General and administrative	8,796	26,616	1,188,769
Total operating expenses	8,796	26,616	1,684,850

Loss from operations	(8,796)	(26,616)	(1,631,487)

Other income (expense)
Interest income	-	1	13,679
Finance charges	(1,529)	(1,441)	(29,813)
Franchise taxes	-	-	(5,480)
Miscellaneous income	-	-	1,855
Miscellaneous expenses	-	(179)	(6,327)

Net loss	$(10,325)	$(28,235)	$(1,657,573)

Basic and diluted loss per common share	*	*

Basic and diluted weighted average common shares outstanding	82,260,552	82,260,552

*	Less than $0.01.

See notes to the financial statements.

 Maxsys Holdings, Inc.
(Formerly known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.)
(A Development Stage Company)
Statements of Stockholders’ Deficit
(Unaudited)

			Additional	Retained	Total
	Common Stock		paid-in	earnings	stockholders'
	Shares	Amount	capital	deficit	deficit

Balance, September 5, 2007	-	$-	$-	$-	$-

Issuance of stock for cash at $0.01
per share in September 2007	75,000,000	750,000	-	-	750,000

Net loss	-	-	-	(126,101)	(126,101)

Balance, December 31, 2007	75,000,000	$750,000	$-	$(126,101)	$623,899

Issuance of stock for cash at $0.0125
per share in December 2008	3,000,000	30,000	7,500	-	37,500

Recognition of stock based compensation	-	-	375,000	-	375,000

Net loss	-	-	-	(1,071,206)	(1,071,206)

Balance, December 31, 2008	78,000,000	$780,000	$382,500	$(1,197,307)	$(34,807)

Issuance of stock for cash at $0.025
per share in January 2009	3,000,000	30,000	45,000	-	75,000

Recognition of stock based compensation	-	-	75,000	-	75,000

Issuance of stock for cash at $0.0225
per share in September 2009	888,889	8,889	11,111	-	20,000

Issuance of stock for cash at $0.03
per share in October 2009	71,663	717	1,433	-	2,150

Issuance of stock for cash at $0.03
per share in December 2009	300,000	3,000	6,000	-	9,000

Net loss	-	-	-	(375,332)	(375,332)

Balance, December 31, 2009	82,260,552	$822,606	$521,044	$(1,572,639)	$(228,989)

Net loss	-	-	-	(74,609)	(74,609)

Balance, December 31 2010	82,260,552	$822,606	$521,044	$(1,647,248)	$(303,598)

Net loss	-	-	-	(10,325)	(10,325)

Balance, March 31 2011	82,260,552	822,606	521,044	(1,657,573)	(313,923)
See notes to the financial statements.

Maxsys Holdings, Inc.
(Formerly known as Tai Pan Holding, Inc. and Unicapital Acquisition Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			Period from
	Three Month Ended		September 5, 2007
	March 31,		(inception) to
	2011	2010	March 31, 2011

Operating activities
Net loss	$(10,325)	$(28,235)	$(1,657,573)
Adjustments to reconcile net loss to net cash
used in operating activities
Loss on sale of fixed assets	-	-	4,690
Depreciation	2,428	2,883	73,731
Non-cash stock based compensation	-	-	450,000
Changes in operating assets and liabilities:
Accounts receivable	-	-	-
Other receivables	-	50	-
Inventories	-	-	-
Other asssets	-	(1,245)	-
Accounts payable	3,865	-	3,865
Other current liabilities	-	-	-
Accrued liabilities	6,300	2,370	197,205
Net cash provided by (used in) operating activities	2,268	(24,177)	(928,082)

Investing activities
Proceeds from sale of property and equipment	-	-	7,073
Purchase of property and equipment	-	-	(104,376)
Net cash provided by (used in) investing activities	-	-	(97,303)

Financing activities
Proceeds from (payment of) line of credit	-	-	-
Proceeds from issuance (payment of) of note payable	(8,536)	5,186	131,735
Proceeds from issuance of common stock		-	893,650
Net cash provided by (used in) financing activities	(8,536)	5,186	1,025,385

Net change in cash	(6,268)	(18,991)	-

Cash, beginning of year	6,268	23,966	-
Cash, end of period	$-	$4,975	$-

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$1,441	$22,263
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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Managements’ Plan

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations and has negative cash flows from operating activities since its inception.  At March, 2011 and December 31, 2010 the Company had $0 and $6,268, respectively in unrestricted cash. The Company requires funding to maintain working capital to meet its growth plans until such time revenues are sufficient to meets its anticipated cost structure. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are to obtain additional funding through an offering of common stock. There are no assurances that management will be successful in its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

PROPERTY AND EQUIPMENT
At March 31, 2011 and December 31, 2010, property and equipment consisted of the following:

	March 31,	December 31,
	2011	2010
Furniture and fixtures	$9,156	$9,156
Leasehold improvements	1,350	1,350
Machinery and equipment	16,818	16,818
Test equipment	24,621	24,621
Software	35,391	35,391
	87,336	87,336
Less accummulated depreciation	68,453	66,025
	$18,883	$21,311

Provisions for depreciation for the three months ended March 31, 2011 and 2010 were $2,428 and $2,883, respectively.

RELATED PARTY TRANSACTION

On April 21, 2008, the Company issued a promissory note payable to Tai Pan Capital Private Limited, an affiliate, amounting to $120,000.  The promissory note bears interest at 6% per annum and is collateralized by the Company’s inventories and accounts receivable.  As of March 31, 2011, the balance of the promissory note amounted to $80,984.

In April and June 2009, the Company obtained advances from a director totaling $20,000 (presented in the balance sheet as part of other current liabilities). As of March 31, 2011, the balance of the promissory note amounted to $22,502.

During the year 2009 and 2011, the Company obtained advances from an officer of the Company, totaling $28,250 (presented in the balance sheet as part of other current liabilities).

STOCKHOLDERS’ EQUITY

During the period from September 5, 2007 (Inception) to March 31, 2010, the Company issued 82,260,552 shares of its common stock for a total consideration of $893,650.

COMMITMENT AND CONTINGENCIES

a)   Litigation

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

Our principal operations commenced in September 2007.  However, to date, we have had limited revenues. Financial Accounting Standards Board Statement No. 7 (“FAS 7”) sets forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of management, our activities from our inception through March 31, 2011 fall within the referenced guidelines. Accordingly, we report our activities in this report in accordance with FAS 7.

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

Liquidity and Capital Resources

As of March 31, 2011, we had no cash or any current asset and our total current liabilities were $332,806, which resulted in negative net working capital of $332,806.

To provide sufficient funding for our business plan, we will need to raise approximately $3 million to $5 million of additional capital during fiscal year of 2011.  We expect to achieve this financing goal through public or private equity offerings. We may raise the capital in more than one transaction according to the economy and market conditions.  However, we have encountered unexpected difficulties with implementation of our previous business plans, and there can be no assurance that unexpected difficulties can be avoided when we carry on our future business plans.  This fact alone could compromise our chances of raising sufficient funds in the foreseeable future. If we are able to raise the funds, the terms and conditions may be highly dilutive to our existing stockholders.

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

Changes in Internal Controls

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended March 31, 2011.

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

May 23, 2011	MAXSYS HOLDINGS, INC., INC.

	By:	/s/ William Elder
	By:	William Elder Chief Executive Officer /s/ Cheng-Yu Wang Cheng-Yu Wang Chief Financial Officer